Form 10QSB
period 2001-06-30
IMAGING CENTER INC
filed 2001-11-14
CIK 801811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001   Commission file number___________



                            THE IMAGING CENTER, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


        Maryland                                           52-2167391
        --------                                           ----------
 (State of Incorporation)                           (IRS Employer I.D. Number)


                               715 Williams Street
                            Cumberland, MD 21501-1705
                            -------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (301) 759-3410


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes             No  X
             ---            ---

100 shares of The Imaging Center, Inc. Common Stock Class A, par value $.02 per share and 9,231,062 shares of The Imaging Center, Inc. Common Stock, par value $.02 per share, were outstanding as of October 31, 2001.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            The Imaging Center, Inc.
                                   Form 10-QSB
                           Quarter Ended June 30, 2001

                                      INDEX

Part I.      Financial Information                                                     Page No.
                                                                                       --------

             Item 1.  Financial Statements

                         Balance Sheets at June 30, 2001 (unaudited) and
                         December 31, 2000                                                3

                         Statements of Operations for the three-months and
                         six-months ended June 30, 2001(unaudited) and June 30,
                         2000 (unaudited)                                                 4

                         Statements of Cash Flows for the six-months ended June
                         30, 2001 (unaudited) and June 30, 2000 (unaudited)               5

                         Notes to Financial Statements (unaudited)                      6-7

             Item 2.  Management's Discussion and Analysis or Plan of Operation        8-10

Part II.     Other Information

             Item 1.     Legal Proceedings                                               11
             Item 2.     Changes in Securities and Use of Proceeds                       11
             Item 3.     Defaults upon Senior Securities                                 11
             Item 4.     Submission of matters to a vote of security holders             11
             Item 5.     Other information                                               11
             Item 6.     Exhibits and Reports on Form 8-K                                11

Signatures                                                                               12


Item 1.
-------

                                THE IMAGING CENTER, INC.
                                     BALANCE SHEETS

                                                                           June 30,                 December 31,
                                                                             2001                       2000
                                                                             ----                       ----
                                                                         (unaudited)
ASSETS
------
Current assets
   Cash and cash equivalents                                         $        183,610          $        337,200
   Accounts receivable, net                                                 1,234,834                   589,121
   Other current assets                                                         9,179                    11,173
                                                                     ---------------------     -----------------------

      Total current assets                                                  1,427,623                   937,494

Property and Equipment, net                                                 3,530,814                 3,842,940
Deferred offering costs                                                        166,00                        --
                                                                     ---------------------     -----------------------

      Total assets                                                   $      5,124,437          $      4,780,434
                                                                     =====================     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
   Accounts payable and accrued expenses                             $        252,347          $        165,618
   Current portion of capital lease obligations                               904,288                   867,206
   Due to related parties                                                     493,858                   302,850
                                                                     ---------------------     -----------------------

      Total current liabilities                                             1,650,493                   1,335,674

   Deferred tax liability                                                     130,591                      83,224
   Capital lease obligations less current portion                           2,226,576                   2,688,189
                                                                     -------------------------------------------------

      Total liabilities                                                     4,007,660                   4,107,087
                                                                     -------------------------------------------------

Stockholders' equity
   Common stock, Class A, par value $.02 per share,
    1,000 authorized; 100
    shares issued and outstanding                                                   2                           2
   Common stock, Class B, par value $.02 per share,
    9,999,000 shares authorized; 8,999,000
    issued and outstanding                                                    179,980                     179,980
   Retained earnings                                                          936,795                     493,365
                                                                     ---------------------     -----------------------

      Total stockholders' equity                                            1,116,777                     673,347
                                                                     ---------------------     -----------------------
      Total liabilities and stockholders' equity                     $      5,124,437          $        4,780,434
                                                                     =====================     =======================




                            See notes to financial statements

                            THE IMAGING CENTER, INC.
                            STATEMENTS OF OPERATIONS

                                               (Unaudited)                                 (Unaudited)
                                           Three months ended                            Six months ended
                                                June 30,                                     June 30,
                                  ------------------------------------------------------------------------------

                                         2001                2000                   2001                2000
                                         ----                ----                   ----                ----
Revenues                          $    1,115,980            986,276           $    2,381,995     $    1,725,002

Expenses
   Cost of revenues                      370,554            335,719                  687,911            627,072
   General and administrative            215,051            192,327                  496,039            333,799
   Depreciation                          156,063            137,998                  312,126            275,996
                                  --------------     --------------          ---------------     --------------
Total expenses                           741,668            666,044                1,496,076          1,236,867
                                  --------------     --------------          ---------------     --------------

Operating income                         374,312            320,232                  885,919            488,135

Interest income                              542                203                    1,254                584
Other income                               3,650                243                    4,060                243
Interest expense                         (72,454)           (74,689)                (147,858)          (148,658)
                                  --------------     --------------          ---------------     --------------

Income before taxes                      306,050            245,989                  743,375            340,304

Income tax provision                    (142,800)          (107,681)                (299,945)          (135,509)
                                  --------------     --------------          ---------------     --------------

Net income                        $      163,250            138,308           $      443,430      $     204,795
                                  ==============     ==============          ===============     ==============

Basic and diluted
net income per
common share                      $         0.02               0.02           $         0.05      $        0.02
                                  ==============     ==============          ===============     ==============


Weighted average
number of common
shares outstanding                     8,999,100          8,999,100                8,999,100          8,999,100
                                  ==============     ==============          ===============     ==============



                        See notes to financial statements

                              The Imaging Center, Inc.
                              STATEMENTS OF CASH FLOWS

                                                                                                (Unaudited)
                                                                                             Six months ended
                                                                                                  June 30,
                                                                                   -------------------------------------
                                                                                           2001                  2000
                                                                                           ----                  ----
Cash flows from operating activities:
   Net  income                                                                        $    443,430          $    204,795
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                         312,126               275,996
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                       (645,713)               75,969
         (Increase) decrease in other current assets                                         1,994                 2,453
         Increase (decrease) in due from related party                                      25,008              (168,123)
         Increase (decrease) in accounts payable and accrued expenses                       86,729                (5,103)
         Increase in deferred tax liability                                                 47,367                72,356
                                                                                      --------------        ------------
Net cash provided by operating activities                                                  270,941               458,343
                                                                                      -------------         ------------
Cash flows from financing activities:
   Repayment of notes payable                                                             (424,531)             (300,302)
                                                                                      -------------         ------------
Net cash used in financing activities                                                     (424,531)             (300,302)
                                                                                      -------------         ------------
Net (decrease) increase in cash and cash equivalents                                      (153,590)              158,041

Cash and cash equivalents at beginning of period                                           337,200                58,556
                                                                                      -------------         ------------
Cash and cash equivalents at end of period                                            $    183,610          $   216,597
                                                                                      =============         ============
Significant non-cash financing activity:
   Offering costs included in due to related parties                                  $    166,000          $          -
                                                                                      =============         ============

                          See notes to financial statements

                            THE IMAGING CENTER, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           FOR THE SIX-MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

A.    FINANCIAL STATEMENTS
      --------------------

      Note A - Summary of Significant Accounting Policies

      The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate and the information presented is not misleading.

      In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 2000.

      The results of operations for the six-months ended June 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

REVENUE RECOGNITION
-------------------

Revenue is recognized as services are provided, net of contractual allowances with third party insurance providers and a predetermined fee agreement with the Company's principal shareholder. Pursuant to the agreement, the Company records revenues at 78.08% of net realizable billings.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment consists primarily of medical equipment. Depreciation is provided for in sufficient amounts to relate the cost of depreciable assets to operations over their estimated service lives, ranging from five to seven years.

INCOME TAXES
------------

The provision for income taxes presented in the statements of income is based upon the estimated effective tax rate for the year, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

NET INCOME PER SHARE
--------------------

Basic net income per share is calculated using the average number of shares outstanding and excludes dilution. Diluted income per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". There were no options outstanding during the six months ended June 30, 2001.

Note B  - Related Party Transactions

LEASES
------

The Company leases office space from Imaging Associates, Inc., an affiliate of the principal shareholder. The lease, which commenced in July 1999, requires monthly payments of $5,835 until July 2004. During the six months ended June 30, 2001, the Company recorded rent expense totaling $35,010 in connection with the office lease.

The Company leases certain medical equipment from Imaging Associates, Inc. and Value Healthcare, Inc., an affiliate of the principal shareholder. The leases require monthly payments of $22,675. The leases are recorded as capital leases in the accompanying financial statements. As of June 30, 2001, $3,130,864 is included in capital lease obligations.

ADVANCES
--------
An affiliate of the principal shareholder has made advances totaling $493,858 as of June 30, 2001. The advances are non-interest bearing and due on demand.

BILLING AND COLLECTION SERVICES
-------------------------------

Pursuant to an agreement with the Company, an affiliate of the principal shareholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the six months ended June 30, 2001, the Company recorded billing expense totaling $238,261.

OTHER SERVICES AND TRANSACTIONS
-------------------------------

The principal shareholder and an affiliate of the principal shareholder provide the professional component of the services provided by the Company. By contractual agreement, the principal shareholder and affiliate receive 21.92% (exclusive of the 7.81% paid for billing services) of realizable billings for the professional services.

Note 3 - Sale of Common Stock

In October 1999, the Company filed with the Securities and Exchange Commission its intent to offer 1,000,000 shares of its Class B non-voting common stock to the public. In July 2001, the Company completed its public offering. The gross proceeds from the offering were $464,124. In connection with the offering, 232,062 shares of Class B common stock were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of history; uncertainties related to the Company's limited capital resources; the Company's lack of product diversification; the Company's dependence on its principal shareholder and affiliates of the principal shareholder; reliance on key personnel; and competition. The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Cash and cash equivalents decreased to $183,610 at June 30, 2001 from $337,200 at December 31, 2000, as a result of the use of cash for operating expenses and the repayment of capital lease obligations.

Accounts payable and accrued expenses at June 30, 2001 were $252,347 compared with $165,618 at December 31, 2000. The increase during the period resulted primarily from an increase in amounts due to related parties.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2001 and 2000
-----------------------------------------
Revenues for the three-months ended June 30, 2001 totaled $1,115,980 compared to $986,276, for the comparable period of the prior year. This represents an increase of 13%. The increase in revenues in this period reflects an increase in the number of procedures performed by the Company. Cost of revenues expense for the three-months ended June 30, 2001 totaled $370,554, compared to $335,719 for the comparable period of the prior year. This represents an increase of 10%. Cost of revenues expenses increased as a result of increases in revenues and the related operating expenses, primarily, increases in equipment repair.

General and administrative expense for the three-months ended June 30, 2001 totaled $215,051, compared to $192,327, for the comparable period of the prior year. This represents an increase of 12% during the three-months ended June 30, 2001. General and administrative expenses increased as a result of increases in billing expenses, professional fees, and personal property taxes.

Depreciation expense for the three-months ended June 30, 2001 totaled $156,063 compared to $137,998 for the comparable period of the prior year. This represents an increase of 13% as a result of additional capital expenditures subsequent to June 30, 2000.

The Company had operating income of $374,312 or 34% of revenues for the three-months ended June 30, 2001, compared with operating income of $320,232 or 32% of revenues for the same period in 2000. This increase resulted from an increase in revenues for the three-month period ended June 30, 2001.

The Company received interest and other income of $4,192 for the three-months ended June 30, 2001, compared with $446 for the same period in 2000. This increase resulted primarily from an increase in miscellaneous income. The Company had interest expense of $72,454 for the three-months ended June 30, 2001, compared to $74,689 for the same period in 2000. This decrease resulted from the decrease in capital lease balances carried by the Company in 2001.

Six-Months Ended June 30, 2001 and 2000
---------------------------------------
Revenues for the six-months ended June 30, 2001 totaled $2,381,995, compared to $1,725,002, for the comparable period of the prior year. This represents an increase of 38%. The increase in revenues reflects an increase in the number of procedures performed by the Company. Cost of revenues expense for the six-months ended June 30, 2001 totaled $687,911 compared to $627,072 for the comparable period of the prior year. This represents an increase of 10%. Cost of revenues expenses increased as a result of increases in revenues and the related operating expenses, primarily, increases in equipment repair.

General and administrative expense for the six-months ended June 30, 2001 totaled $496,039 compared to $333,799, for the comparable period of the prior year. This represents an increase of 49%. General and administrative expenses increased as a result of increases in billing expenses, professional fees, and personal property taxes.

Depreciation expense for the six-months ended June 30, 2001 totaled $312,126 compared to $275,996 for the comparable period of the prior year. This represents an increase of 13% as a result of additional capital expenditures subsequent to June 30, 2000.

The Company had operating income of $885,919 or 37% of revenues for the six-months ended June 30, 2001, respectively, compared with operating income of $488,135 or 28% of revenues for the same period in 2000. This increase resulted from an increase in revenues for the six-month period ended June 30, 2001.

The Company received interest and other income of $5,314 for the six-months ended June 30, 2001 compared with $827 for the same period in 2000. This increase resulted primarily from an increase in miscellaneous income. The Company had interest expense of $147,858 for the six-months ended June 30, 2001, compared to $148,658 for the same period in 2000. This decrease resulted from the decrease in capital lease balances carried by the Company in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash and cash equivalents totaling $183,610 and working deficit of $222,870 as compared to $337,200 and $481,404, respectively, at December 31, 2000.The decrease in the Company's cash balances and increase in working capital were due primarily to the use of cash for operating expenses and the increase in accounts receivable. See also "Financial Condition."

In July 2001, the Company completed its offering of common stock to the public. The net proceeds of approximately $298,000 will be used as to purchase additional equipment for the Company. The Company anticipates that cash flow from operations and existing cash balances will be adequate to meet the Company's expected cash requirements, other than the purchase of new equipment, for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

                            THE IMAGING CENTER, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  On January 16, 2001, the Company's Registration Statement on Form SB-1 (Commission File Number 333-89269) was declared effective by the Securities and Exchange Commission and, on April 20, 2001, the Post-Effective Amendment to the Company's Registration Statement was declared effective by the Securities and Exchange Commission. The Registration Statement covered an offering of 1,000,000 shares of the Company's Class B Non-Voting Common Stock. The offering terminated on July 31, 2001, following the sale of 232,062 shares of the securities that were registered. The gross proceeds from the offering were $464,124. The Company incurred approximately $166,000 in expenses in connection with the issuance and distribution of the securities registered, of which $160,000 were paid by the Company's principal stockholder and the remaining were paid from the Company's general revenues and not from the proceeds of the offering. All such expenses involved direct or indirect payments to third parties and did not involve any direct or indirect payments to directors or officers (or their associates) or to persons owning 10% or more of any class of equity securities of the Company or to the Company's affiliates. The Company did not apply any of the proceeds from the effective date of the Registration Statement to the ending date of the reporting period covered by this Form 10-QSB because the offering closed following the ending date of the reporting period.



Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of matters to a vote of security holders

                  None

Item 5.    Other information

                  None

Item 6.      Exhibits and Reports on Form 8-K


             (b)    Reports on Form 8-K      None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               The Imaging Center, Inc.
                                               ------------------------
                                                    (Registrant)





Date:  November 14, 2001                         /s/ F. Dan Jackson.
                                               ------------------------
                                              F. Daniel Jackson, M.D.
                                        President and Chief Executive Officer
                                          (Principal Executive Officer and
                                             Principal Financial Officer)