Form 10QSB
period 2001-09-30
IMAGING CENTER INC
filed 2001-11-14
CIK 801811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001 Commission file number
                               ------------------                       --------



                            THE IMAGING CENTER, INC.
                            ------------------------
(Exact name of small business issuer as specified in its charter)


          MARYLAND                                           52-2167391
          --------                                           ----------
   (State of Incorporation)                           (IRS Employer I.D. Number)


                               715 WILLIAMS STREET
                            CUMBERLAND, MD 21501-1705
                    ----------------------------------------
                    (Address of principal executive offices)


         Issuer's telephone number, including area code: (301) 759-3410
                                                         --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                   No   X
              ----                 ----

100 shares of the Imaging Center, Inc. Common Stock Class A, par value $.02 per share, and 9,231,062 shares of The Imaging Center, Inc. Common Stock Class B, par value $.02 per share, were outstanding as of October 31, 2001.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            THE IMAGING CENTER, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX



Part I.       Financial Information                                                                           Page No.
                                                                                                              --------

                  Item 1.     Financial Statements

                                 Balance  Sheets at September  30, 2001  (unaudited)  and December 31,
                                 2000                                                                               3

                                 Statements of Operations for the three-months  and nine-months  ended
                                 September 30, 2001(unaudited) and September 30, 2000 (unaudited)                   4

                                 Statements  of Cash Flows for the  nine-months  ended  September  30,
                                 2001 (unaudited) and September 30, 2000 (unaudited)                                5

                                 Notes to Financial Statements (unaudited)                                        6-7

                  Item 2.     Management's Discussion and Analysis or Plan of Operation                          8-10

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                                    11
                  Item 2.     Changes in Securities and Use of Proceeds                                            11
                  Item 3.     Defaults upon Senior Securities                                                      11
                  Item 4.     Submission of matters to a vote of security holders                                  11
                  Item 5.     Other information                                                                    11
                  Item 6.     Exhibits and Reports on Form 8-K                                                     11


Signatures                                                                                                         12


ITEM 1.

                                THE IMAGING CENTER, INC.
                                     BALANCE SHEETS


                                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                                  2001                 2000
                                                                                             -------------          ------------
                                                                                              (UNAUDITED)
ASSETS

Current assets
       Cash and cash equivalents                                                              $    215,657          $    337,200
       Short term investments                                                                      361,700                    --
       Accounts receivable, net                                                                  1,414,513               589,121
       Other current assets                                                                         11,173                11,173
                                                                                              ------------          ------------

              Total current assets                                                               2,003,043               937,494

Property and Equipment, net                                                                      3,374,751             3,842,940
                                                                                              ------------          ------------
              Total assets                                                                    $  5,377,794          $  4,780,434
                                                                                              ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                                                  $    254,057          $    165,618
       Current portion of capital lease obligations                                                923,462               867,206
       Due to related parties                                                                      509,094               302,850
                                                                                              ------------          ------------
              Total current liabilities                                                          1,686,613             1,335,674

       Deferred tax liability                                                                      154,275                83,224
       Capital lease obligations less current portion                                            1,988,377             2,688,189
                                                                                              ------------          ------------
              Total liabilities                                                                  3,829,265          $  4,107,087
                                                                                              ------------          ------------

Stockholders' equity
       Common stock, Class A, par value $.02 per share, 1,000 authorized;
        100 shares issued and outstanding                                                                2                     2
       Common stock, Class B, par value $.02 per share,
        9,999,000 shares authorized; 9,231,062
          issued and outstanding                                                                   184,621               179,980
       Additional paid-in capital                                                                  293,483                    --
       Accumulated other comprehensive income                                                      (20,047)                   --
       Retained earnings                                                                         1,090,470               493,365
                                                                                              ------------          ------------
              Total stockholders' equity                                                         1,548,529               673,347
                                                                                              ------------          ------------
              Total liabilities and stockholders' equity                                      $  5,377,794          $  4,780,434
                                                                                              ============          ============




                            See notes to financial statements

                            THE IMAGING CENTER, INC.
                            STATEMENTS OF OPERATIONS




                                                                   (UNAUDITED)                               (UNAUDITED)
                                                                THREE-MONTHS ENDED                         NINE-MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                      ---------------------------------------------------------------------------------------------

                                                          2001                   2000                  2001                2000
                                                          ----                   ----                  ----                ----
Revenues                                               $   979,002           $ 1,010,230           $ 3,360,997          $ 2,735,232
Expenses
     Cost of revenues                                      322,794               332,189             1,010,705              959,261
     General and administrative                            201,675               212,714               697,714              546,513
     Depreciation                                          156,063               156,173               468,189              432,169
                                                       -----------           -----------           -----------          -----------
Total expenses                                            680,532                701,076             2,176,608             1,937,943
                                                       -----------           -----------           -----------          -----------
Operating income                                           298,470               309,154             1,184,389              797,289
Interest income                                              3,216                   450                 4,470                1,034
Other income                                                 1,528                   504                 5,588                  747
Interest expense                                           (65,462)              (81,924)             (213,320)            (230,582)
                                                       -----------           -----------           -----------          -----------
Income before taxes                                        237,752               228,184               981,127              568,488
Income tax provision                                       (84,077)             (108,418)             (384,022)            (243,927)
                                                       -----------           -----------           -----------          -----------
Net income                                             $   153,675           $   119,766           $   597,105          $   324,561
                                                       ===========           ===========           ===========          ===========
Basic and diluted net income per
common share                                           $      0.02           $      0.01           $      0.07          $      0.04
                                                       ===========           ===========           ===========          ===========
Weighted average number of common
shares outstanding                                       9,152,967             8,999,100             9,050,953            8,999,100
                                                       ===========           ===========           ===========          ===========





                        See notes to financial statements

                              THE IMAGING CENTER, INC.
                              STATEMENTS OF CASH FLOWS



                                                                                   (UNAUDITED)
                                                                                NINE-MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               -------------------
                                                                                2001         2000
                                                                                ----         ----
Cash flows from operating activities:
      Net  income                                                             $ 597,105    $ 324,561

Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                          468,189      432,169
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                       (825,392)    (102,925)
              Increase in other current assets                                     --         (8,124)
              Increase (decrease) in due from related party                     206,244     (149,644)
              Increase in accounts payable and accrued expenses                  88,439       13,704
              Increase in deferred tax liability                                 71,051      180,774
                                                                              ---------    ---------

Net cash provided by operating activities                                       605,636      690,515
                                                                              ---------    ---------

Cash flows from investing acctivities:
      Short-term investments                                                   (381,747)        --
      Purchase of fixed assets
                                                                                   --       (433,565)
                                                                              ---------    ---------
Net cash used in investing activities                                          (381,747)    (433,565)
                                                                              ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                    298,124         --
      Repayment of notes payable                                               (643,556)     (59,491)
                                                                              ---------    ---------

Net cash used in financing activities                                          (345,432)     (59,491)
                                                                              ---------    ---------

Net (decrease) increase in cash and cash equivalents                           (121,543)     197,459

Cash and cash equivalents at beginning of period                                337,200       58,556
                                                                              ---------    ---------

Cash and cash equivalents at end of period                                    $ 215,657    $ 256,015
                                                                              =========    =========


Significant non-cash financing activity:
      Offering costs included in due to related parties                       $ 166,000    $    --
                                                                              =========    =========



                        See notes to financial statements

                            THE IMAGING CENTER, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
        FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


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

      The results of operations for the nine-months ended September 30, 2001 are not necessarily indicative of the operating results anticipated for the full year.

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

Net Income per Share
--------------------

Basic net income per share is calculated using the average number of shares outstanding and excludes dilution. Diluted income per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". There were no options outstanding during the nine-months ended September 30, 2001.

Note B  - Related Party Transactions

Leases
------

The Company leases office space from Imaging Associates, Inc., an affiliate of the principal shareholder. The lease, which commenced in July 1999, requires monthly payments of $5,835 until July 2004. During the nine-months ended September 30, 2001, the Company recorded rent expense totaling $52,515 in connection with the office lease.

The Company leases certain medical equipment from Imaging Associates, Inc. and Value Healthcare, Inc., an affiliate of the principal shareholder. The leases require monthly payments of $22,675. The leases are recorded as capital leases in the accompanying financial statements. As of September 30, 2001, $2,911,839 is included in capital lease obligations.

Advances
--------

An affiliate of the principal shareholder has made advances totaling $509,094 as of September 30, 2001. The advances are non-interest bearing and due on demand.

Billing and Collection Services
-------------------------------

Pursuant to an agreement with the Company, an affiliate of the principal shareholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the nine-months ended September 30, 2001, the Company recorded billing expense totaling $340,468.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

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

FINANCIAL CONDITION

Cash and cash equivalents decreased to $215,657 at September 30, 2001 from $337,200 at December 31, 2000, as a result of the use of cash for operating expenses and the repayment of capital lease obligations. Accounts payable and accrued expenses at September 30, 2001 were $254,057 compared with $165,618 at December 31, 2000. The increase in liabilities during the period resulted primarily from an increase of taxes payable.

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2001 and 2000
----------------------------------------------

     Revenues for the three-months ended September 30, 2001 totaled $979,002 compared to $1,010,230, for the comparable period of the prior year. This represents an decrease of 3%. The decrease in revenues in this period reflects a decrease in the number of procedures performed by the Company. Cost of revenues expense for the three-months ended September 30, 2001 totaled $322,794, compared to $332,189 for the comparable period of the prior year. This represents a decrease of 3%. Cost of revenues expenses decreased as a result of decreases in revenues and the related operating expenses.

General and administrative expense for the three-months ended September 30, 2001 totaled $201,675, compared to $212,714 for the comparable period of the prior year. This represents a decrease of 5%. General and administrative expenses decreased as a result of decreases in personnel expenses and personal property taxes.

Depreciation expense for the three-months ended September 30, 2001 totaled $156,063 compared to $156,173 for the comparable period of the prior year. This represents substantially no change from the prior year.

The Company had operating income of $298,470 or 30% of revenues for the three-months ended September 30, 2001, compared with operating income of $309,154 or 31% of revenues for the same periods in 2000. This decrease resulted from a decrease in revenues for the three-month period ended September 30, 2001.

The Company received interest and other income of $4,744 for the three-months ended September 30, 2001, compared with $954 for the same periods in 2000. This increase resulted primarily from an increase in interest income as a result of higher cash balances and investment. The Company had interest expense of $65,462 for the three-months ended September 30, 2001, compared to $81,924 for the same periods in 2000. This decrease resulted from the decrease in capital lease balances carried by the Company in 2001.

Nine-Months Ended September 30, 2001 and 2000
---------------------------------------------

Revenues for the nine-months ended September 30, 2001 totaled $3,360,997, compared to $2,735,232, for the comparable period of the prior year. This represents an increase of 23%. The increase in revenues reflects an increase in the number of procedures performed by the Company during the nine-months ended September 30, 2001. Cost of revenues expense for the nine-months ended September 30, 2001 totaled $1,010,705 compared to $959,261 for the comparable period of the prior year. This represents an increase of 5%. Cost of revenues expense increased as a result of increases in revenues and the related operating expenses, primarily, increases in equipment repair.

General and administrative expense for the nine-months ended September 30, 2001 totaled $697,714 compared to $546,513 for the comparable period of the prior year. This represents an increase of 28%. General and administrative expenses increased as a result of increases in billing expenses, professional fees, and personal property taxes.

Depreciation expense for the nine-months ended September 30, 2001 totaled $468,189 compared to $432,169 for the comparable period of the prior year. This represents an increase of 8% as a result of additional capital expenditures subsequent to September 30, 2000.

The Company had operating income of $1,184,389 or 35% of revenues for the nine-months ended September 30, 2001, respectively, compared with operating income of $797,289 or 29% of revenues for the same period in 2000. This increase resulted from an increase in revenues for the nine-month period ended September 30, 2001.

The Company received interest and other income of $10,058 for the nine-months ended September 30, 2001 compared with $1,781 for the same period in 2000. This increase resulted primarily from an increase in miscellaneous income. The Company had interest expense of $213,320 for the nine-months ended September 30, 2001, compared to $230,582 for the same period in 2000. This decrease resulted from the decrease in capital lease balances carried by the Company in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents totaling $215,657 and working capital of $316,430 as compared to $337,200 and a working deficit of $398,180, respectively, at December 31, 2000.The decrease in the Company's cash balances and increase in working capital were due primarily to the use of cash for operating expenses and the increase in accounts receivable. See also "Financial Condition." In July 2001, the Company completed its offering of common stock to the public. The net proceeds of approximately $298,000 will be used to purchase additional equipment for the Company. The Company anticipates that cash flow from operations and existing cash balances will be adequate to meet the Company's expected cash requirements, other than the purchase of additional equipment, for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

                            THE IMAGING CENTER, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  On January 16, 2001, the Company's Registration Statement on Form SB-1 (Commission File Number 333-89269) was declared effective by the Securities and Exchange Commission and, on April 20, 2001, the Post-Effective Amendment to the Company's Registration Statement was declared effective by the Securities and Exchange Commission. The Registration Statement covered an offering of 1,000,000 shares of the Company's Class B Non-Voting Common Stock. The offering terminated on July 31, 2001, following the sale of 232,062 shares of the securities that were registered. The gross proceeds from the offering were $464,124. The Company incurred approximately $166,000 in expenses in connection with the issuance and distribution of the securities registered, of which $160,000 were paid by the Company's principal stockholder and the remaining were paid from the Company's general revenues and not from the proceeds of the offering. All such expenses involved direct or indirect payments to third parties and did not involve any direct or indirect payments to directors or officers (or their associates) or to persons owning 10% or more of any class of equity securities of the Company or to the Company's affiliates. From the effective date of the Securities Act Registration Statement to the ending date of the reporting period covered by this Form 10-QSB, the Company has used all of the proceeds from the offering to purchase or lease equipment, as contemplated by the prospectus forming a part of the Registration Statement. All of these payments were direct or indirect payments to unaffiliated third parties.


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


                                                       The Imaging Center, Inc.
                                                       ------------------------
                                                             (Registrant)





Date:  November 14, 2001                         /s/ F. Dan Jackson.
                                                 -------------------
                                                F. Daniel Jackson, M.D.
                                        President and Chief Executive Officer
                                           (Principal Executive Officer and
                                              Principal Financial Officer)