Form 10KSB
period 2001-12-31
IMAGING CENTER INC
filed 2002-04-01
CIK 801811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ____________________

                        Commission file number: 333-89269
                            THE IMAGING CENTER, INC.
                 (Name of small business issuer in its charter)

           MARYLAND                                    52-2167391
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

                 715 WILLIAMS STREET, CUMBERLAND, MD 21501-1705
           (Address of principal executive offices including zip code)

         Issuer's telephone number: 301-759-3410
                                    ------------

         Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. YES   X   NO
                                                              -----    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year:
$4,455,827.

         The aggregate market value of the Class B non-voting common stock held by non-affiliates of the registrant, computed by reference to the final sale price of such stock on the OTC Bulletin Board on February 22, 2002, the last day such shares were traded, was approximately $950,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) All shares of Class A voting common stock is held by an affiliate of the registrant.

         The number of shares of issuer's Class A voting common stock and Class B non-voting common stock outstanding as of March 15, 2002 was 100 and 9,231,062, respectively.

               Documents Incorporated by Reference      None
               -----------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)   YES        NO   X
                                                                -----     -----

PART I

ITEM 1.  BUSINESS

GENERAL

         Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar imports, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Risk Factors section contained in this report, which identifies important risk factors that could cause actual results to differ materially from those contained in the forward-looking statements.

         The Imaging Center, Inc. is a Maryland corporation formed in May 1999 to provide radiology and imaging services primarily to a practice group of physicians specializing in radiology located in Cumberland, Maryland, which is controlled by F. Daniel Jackson, M.D., our President and controlling stockholder. We started operating on July 1, 1999. We manage and operate radiology and imaging equipment at the facility of Dr. Jackson's practice group located at 715 Williams Street in Cumberland, Maryland. We derive substantially all of our revenue from the technical component of service fees paid by patients or their insurance companies or medical service providers for professional and technical radiology and imaging services provided by us and Dr. Jackson's practice group.

         We provide technical services primarily to Dr. Jackson's practice group in its diagnostic and treatment practices, including x-ray and fluoroscopy, magnetic resonance imaging, computed tomography, mammography, ultrasound, and nuclear medicine, all of which are described below in greater detail. Patients in need of these services are typically referred to a diagnosing or treating physician by other referring physicians or medical service providers or, on occasion, by the patient's self referral. We provide the technical component of these services, such as, for example, an x-ray or an image produced by ultrasound, magnetic resonance imaging or other similar means. The diagnosing physician then analyzes these images and a report is prepared for use by other physicians or medical facilities. We also provide the technical component of certain medical care rendered by and under the supervision of a physician, such as treatment of hyperthyroidism, drainage of cysts and abscesses, or biopsies of various organs. An agreement between Dr. Jackson's practice group and us governs the extent and nature of the technical services we provide. Under the terms of this agreement, we are precluded from providing professional medical services.

         The fees for diagnostic, imaging or treatment services are generally divided into two components, a professional component, which compensates a physician for diagnostic, treatment or supervisory services, and a technical component which represents the cost of facilities, equipment and nonprofessional personnel used in various procedures. We have established a schedule of fees for such technical services based upon the Medicare physician's fee schedule. The Medicare fee schedule is also adjusted for local economic conditions on an annual basis. These technical service fees may be modified from time to time as necessary to reflect the cost of new or replacement equipment, changes in reimbursement payments from insurers or medical care providers, or other changes in economic circumstances or requirements of law.

         Allocation of Fees between The Imaging Center, Inc. and Dr. Jackson's Practice Group. Although the professional and technical components of diagnostic imaging services are sometimes billed and reimbursed separately, most third-party payors reimburse these services as a single fee which includes both professional and technical components. In most cases fee schedules are determined unilaterally by the third-party payor (and, in the case of Medicare, are set by regulation), and the provider of services has little opportunity, in practice, to negotiate such fees. Professional fees (and single fee payments which include both professional and technical components) are normally billed solely through the professional provider, which, in our case, is Dr. Jackson's practice group. Hence, we depend upon the contractual agreement with Dr. Jackson's practice group for most of our revenue. If a particular payor requires that we bill it directly for the technical component of services, we will do so and will be reimbursed separately by that payor.

         Normally, Dr. Jackson's practice group will perform billing and collections for all services, including professional and technical components. Under this agreement, we will be paid 70% of all fees received by Dr. Jackson's practice group for our technical and imaging services provided to their patients under the agreement. Payments will be made within 30 days after collections occur. We are responsible for payment of the cost of all necessary imaging equipment, supplies, technical personnel, office space and overhead expenses related to provision of our services under the agreement. The agreement is for a term of five years and is automatically renewable for successive five-year terms unless terminated by either party at least 90 days before the expiration date. We may enter into contracts with other entities in the future.

         We expect that Dr. Jackson's practice group and referrals to that group by other physicians or healthcare providers will generate substantially all of our business. Our facilities will also be available to provide the same technical services to other diagnosing or treating physicians within our market area under the same or a similar fee arrangement, but usage of these facilities by other physicians has been and is expected to be minimal. Since we receive a fixed percentage of the collections of Dr. Jackson's practice group, any event that could adversely affect Dr. Jackson's practice group would also adversely affect our revenues and business.

         Our business strategy is to emphasize quality service and maintain operating efficiencies. Our ability to be profitable depends substantially upon our ability to operate efficiently and in a cost-effective manner because the payments we receive for our technical services represent a fixed percentage of the fees to be billed by Dr. Jackson's practice group. Our revenues are dependent upon the ability of Dr. Jackson's practice group to attract and retain patients, to obtain and maintain contracts with insurance companies and healthcare providers to provide services to their clients, and generally to manage their professional practice. We have no right to control any of these factors as they relate to Dr. Jackson's practice group. Since Dr. Jackson controls both his practice group and us, he may renegotiate the terms of the fee agreement at any time in a manner which could adversely affect our revenues and business.

         We lease our radiology and imaging equipment from Value Healthcare, Inc., Imaging Associates of Cumberland, Inc. and General Electric Medical Systems. Value Healthcare, Inc. and Imaging Associates of Cumberland, Inc. are controlled by Dr. Jackson, our controlling stockholder, president and director. Our equipment and operations are located in a building located at 715 Williams Street, Cumberland, Maryland, known as "The Imaging Center", which we lease from Imaging Associates of Cumberland, Inc., a corporation controlled by Dr. Jackson.

         The building, facilities and equipment we currently lease are substantially identical to the facilities and equipment previously operated in association with Dr. Jackson's practice group under the trade name of "The Imaging Center" at the same location. This building was renovated and opened in 1991 for use by Dr. Jackson's practice group, and following additional renovations is now approximately 11,000 square feet. This building includes a patient waiting area, administrative offices, record storage space, examination and testing rooms, and laboratory, darkroom and storage facilities. Under our leasing arrangement, we occupy the entire building together with Dr. Jackson's practice group.

OPERATING HISTORY; PREDECESSOR ENTITIES

         Because we commenced operations on July 1, 1999, we have a very limited operating history. Our facilities and services are substantially identical to the facilities used and services provided in connection with Dr. Jackson's practice group under the trade name "The Imaging Center" since 1991. "The Imaging Center" is the trade name of F. Daniel Jackson, M.D., P.A., a medical practice group specializing in diagnostic radiology.

         The Imaging Center opened its doors to patients on October 1, 1990, at 50 Pershing Street in downtown Cumberland, Maryland. Original services offered were film-screen mammography, diagnostic X-rays, and two machines for ultrasound examinations. Services were offered from 8 A.M. to 6 P.M., Monday through Friday. The business remained at this site only fifteen months. Patient volume quickly expanded, and more floor space was needed.

         The center moved to a much larger, newly renovated site at 715 Williams Street in Cumberland on

December 26, 1991. Two new X-ray rooms were added, one with tomography for intravenous pyelograms, the other room with fluoroscopy for arthrograms, upper gastrointestinal series, barium enemas, and other real-time examinations. A computerized tomography, or CT, machine was added for examination of the brain, chest, abdomen, and pelvis, as well as other body parts. Nuclear medicine was also added for scans of the bones, thyroid gland, gallbladder, and other organs. A treadmill stress test room was incorporated, monitored by a cardiologist, followed by a nuclear SPECT scan of the heart, screening for coronary artery disease. Hours of operation were expanded from 7 A.M. to 9 P.M., Monday through Friday, and 8 A.M. to 5 P.M., Saturday and Sunday.

         Another addition to the building was completed in November 1992 to house a new magnetic resonance machine. This is used extensively for examination of the brain; spinal cord and spine; knees, shoulders, hips, and other joints; as well as virtually all other body parts and organ systems. Magnetic resonance angiography has been performed routinely in examinations of the brain, to screen for aneurysms and blockage of major vessels (ischemia and occlusions).

         The hours of operation were reduced in September 1995, since very few patients requested evening and Sunday hours. The office was then open 7 A.M. to 6 P.M., Monday through Friday, and 8 A.M. to 1 P.M. on Saturday.

         In January 1997, the CT machine was replaced with a new Synergy Spiral CT by General Electric, which performed examinations much faster. This machine virtually eliminated artifacts due to breathing and patient motion and made diagnosis more accurate.

         From the beginning, The Imaging Center has offered EKG's, with the current machine printing a computer-generated interpretation, to assure prompt diagnosis and treatment. It also provided blood drawing and specimen collections, with laboratory examinations performed by an independent clinical laboratory. In February 1998, the office began to open at 6 A.M. to draw blood for early risers and patients on their way to work.

         The facilities, employees and operations of, and services previously offered by, Dr. Jackson's practice group and related companies continue to be provided by Dr. Jackson's practice group and us as described in this report.

MARKET AREA - CUMBERLAND, MARYLAND, AND VICINITY

         We currently provide technical services to patients who live within approximately 50 miles from our office in Cumberland, Maryland. Our market area includes the City of Cumberland and Allegany County, Maryland, and parts of Garrett and Washington Counties in western Maryland, parts of Mineral, Hampshire and Grant Counties in northeastern West Virginia, and parts of Bedford and Somerset Counties in southwestern Pennsylvania. Our business depends upon the referral of patients in this area to Dr. Jackson's practice group primarily by other physicians, physician practice groups or medical service providers. We do not expect to significantly expand our existing market area in the future.

COMPETITION

         Our facilities compete with other local radiology and technical imaging service providers, including for profit and non-profit hospitals and health systems, in the market we serve. We believe that changes in governmental and private reimbursement policies and other factors have resulted in increased competition among providers of medical services to consumers and that cost, accessibility, quality and scope of services provided are the principal factors that affect competition. We can make no assurances that Dr. Jackson's practice group and our facilities will be able to compete effectively in the markets we serve. Our inability to compete in our market could adversely affect us.

         Numerous hospitals and physicians' offices in our market area perform some or many of the same imaging studies as The Imaging Center. Competition for imaging studies is widespread.

         The Western Maryland Health System is composed of two hospitals in Cumberland, Maryland, a Sacred Heart Hospital Campus and a Memorial Hospital Campus. The two hospitals merged over the past two years, and there is currently a redistribution taking place of various clinical departments being centered at each facility. Both hospitals currently have duplication of diagnostic imaging services, including CT, angiography, interventional procedures, ultrasound, nuclear medicine, mammography, x-rays, and fluoroscopy. Sacred Heart has the only radiation therapy unit in the area.

         Both hospitals have several walk-in clinics in the surrounding area, several of which perform diagnostic x-rays on-site. In addition, Sacred Heart operates The Seton Diagnostic Center adjacent to the hospital. This is an outpatient imaging clinic which performs mammograms, x-rays, ultrasound and nuclear medicine examinations.

         Many local physicians' offices perform examinations in their offices, particularly orthopedists who have x-ray machines, and obstetric-gynecology physicians who have ultrasound machines.

         A number of smaller hospitals are located in our market area, including Memorial Hospital of Bedford County, Pennsylvania; Somerset Memorial Hospital in Somerset, Pennsylvania; Meyersdale Community Hospital in Meyersdale, Pennsylvania; Potomac Valley Hospital in Keyser, West Virginia; Hampshire Memorial Hospital in Romney, West Virginia; Grant Memorial Hospital in Petersburg, West Virginia; and Garrett Memorial Hospital in Oakland, Maryland. These facilities offer x-rays, ultrasound, nuclear medicine, mammograms, and CT. Somerset also has MRI capability.

         The only other MRI facility in the immediate Cumberland area is The Cumberland Regional MRI Center, on Winchester Road in LaVale, Maryland. This center has a contract with the local hospitals, so virtually all inpatient MRI examinations are sent to this facility.

         A federal prison and a Maryland state prison are located in Cumberland. Each has its own x-ray facility for inmates.

MARKETING

         We do not use extensive marketing programs to publicize our services. The experience of our predecessors with mass marketing efforts indicated that such programs were not very successful. Accordingly, we have no plans to undertake any mass marketing or similar advertising programs.

GOVERNMENT REGULATION AND SUPERVISION

         As a provider of healthcare services, we are subject to extensive federal and state laws which regulate the relationships between providers of health care services, physicians and other clinicians. Our ability to operate profitably depends in part upon our ability and the ability of Dr. Jackson's practice group and affiliated referring physicians to obtain and maintain all necessary licenses, certificates of need and other approvals and to operate in compliance with present and future applicable health care laws and regulations and requirements of insurance companies and other health care providers.

LICENSING AND CERTIFICATION LAWS

         The ownership, construction, operation, expansion and acquisition of facilities similar to The Imaging Center are subject to various federal and state laws, regulations and approvals concerning the licensing of facilities, medical personnel and technicians, certificates of need, and other required certificates for certain types of health care facilities and major medical equipment. The Imaging Center does not require a certificate of need. However, Maryland law requires that we obtain and maintain a license to operate certain major medical equipment which we use in our business, such as computed tomography scanners, also referred to as CT and magnetic resonance imagers, also known as MRI.

FEE-SPLITTING; CORPORATE PRACTICE OF MEDICINE; PAYMENTS FOR REFERRALS

         The laws of many states, including Maryland, prohibit business corporations, such as us, from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting, with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. In the state of Maryland there is no explicit prohibition against sharing fees with non-physicians, as such, or against the corporate practice of medicine. However, Maryland law prohibits payments for bringing or referring a patient and referrals by a practitioner to a health care entity in which the practitioner directly or indirectly owns a beneficial interest or has a compensation arrangement. These laws are subject to certain exceptions. These issues are discussed in greater detail below under the discussion of Medicare and Medicaid fraud and abuse.

         We cannot represent whether regulatory authorities or other parties will assert that we are engaged in the corporate practice of medicine or that the payment of service fees to us by Dr. Jackson's practice group constitutes fee splitting or prohibited payment for referrals. If such a claim was successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate our contractual arrangements. Such results or our inability to successfully restructure our relationships to comply with these laws could significantly affect our profitability.

PHYSICIAN PAYMENT SYSTEMS

         Approximately 25% of our revenues are derived from government approved healthcare programs, such as Medicare and Medicaid. The federal government has implemented, through the Medicare program, a resource-based relative value scale payment methodology for physician services. This methodology is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. This schedule is adjusted each year and may increase or decrease at the discretion of Congress. To date, the implementation of this methodology has reduced payment rates for certain of the procedures historically provided by Dr. Jackson's practice group. Federal law also provides for reductions in the rate of growth of payments for physician services, including services historically provided by Dr. Jackson's practice group, in the amount of $5.3 billion over the five-year period ending in 2002. In addition, this law mandates a resource-based methodology for payment of physician practice expenses over a four-year period beginning in fiscal year 1999. THIS METHODOLOGY IS EXPECTED TO REDUCE PAYMENTS FOR SERVICES HISTORICALLY PROVIDED BY DR. JACKSON'S PRACTICE GROUP.

         For a number of years, Medicare has reimbursed most radiology services provided to Medicare patients under a separate radiology relative value system. This radiology relative value system has been integrated into the payment methodology described above but has been "rescaled" to be consistent with that methodology. Some components of reimbursement for portable x-ray services relating to the transport and set-up of equipment continue to be reimbursed separately from the professional and technical components. Regulations were adopted in 1996 to limit separate payment for transportation of diagnostic equipment in most circumstances to certain approved suppliers.

         Similar type payment systems also have been adopted by certain private third-party payors and we believe that it is likely that other private third-party payors will adopt this payment methodology in the future. Wider-spread implementation of these programs could reduce payments by private third-party payors and could indirectly reduce our operating margins to the extent that the costs of providing administrative, technical and non-medical services related to such procedures could not be proportionately reduced. These cost reduction efforts by governmental or private third-party payors may significantly adversely affect our business or profitability.

         Private third-party payors and Medicare and Medicaid have increased their use of managed care as a means of cost containment. Increasingly, private third-party payors negotiate discounts from established physician and hospital charges or require capitation or other risk sharing arrangements as a condition of patient referral to physician groups such as Dr. Jackson's practice group. Federal law also includes provisions designed to increase the enrollment of Medicare and Medicaid participants in managed care programs. Our inability to negotiate satisfactory arrangements with managed care companies could significantly adversely affect our business or profitability.

         Rates paid by non-governmental insurers, including those that provide Medicare supplemental insurance, are based on established physician and hospital charges and are generally higher than Medicare payment rates. A change in the makeup of the patient mix of the medical practices that results in a decrease in patients covered by private insurance plans could adversely affect our revenue and income.

MEDICARE AND MEDICAID FRAUD AND ABUSE

         These laws include the fraud and abuse provisions of the Social Security Act, which include the federal "anti-kickback" and "Stark" or anti-referral laws. The "anti-kickback" laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare, Medicaid or other governmental program patients or for the recommending, leasing, arranging, purchasing, ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of the "anti-kickback" laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in Medicare, Medicaid and other governmental programs.

         Federal law, including the Balanced Budget Act of 1997, contains reform provisions relating to Medicare, Medicaid and other governmental programs. These provisions are intended to assist the government in its efforts to enforce the "anti-kickback" laws. Changes added a civil money penalty and broadened the scope of circumstances under which mandatory or permissive exclusion from these programs may apply.

         Similarly, provisions contained in the Stark law prohibit physician referrals for certain "designated health services," including radiology services to entities with which a physician or an immediate family member has a financial relationship. The Stark law also prohibits entities from billing for these designated health services which are furnished under a prohibited referral. A violation of the Stark law by us, any member of Dr. Jackson's practice group or unaffiliated physicians, may result in significant civil penalties of as much as $15,000 for each violating referral and $100,000 for participation in a "circumvention scheme". Violations may also cause the exclusion or suspension of the physician or entity from future participation in the Medicare and Medicaid programs.

         Maryland law similarly prohibits referrals by a practitioner to an entity in some cases in which the practitioner has a beneficial interest in or a compensation arrangement with the entity. A determination of violation under any of these laws by Dr. Jackson's practice group or us could have a significant adverse effect on our business or profitability.

         Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activity of referring physicians. In the future, we may be investigated, claims may be made against us or increased enforcement activities may directly or indirectly adversely affect our business or financial condition or the market price of our shares.

         The federal government has announced a policy of increased scrutiny of joint ventures and other transactions among health care providers in an effort to reduce potential fraud and abuse relating to Medicare costs. The applicability of these provisions to many business transactions in the health care industry has not yet been subject to judicial and regulatory interpretation.

         We believe that although we receive fees for technical radiology and imaging services, we are not in a position to make or influence referrals of patients or services reimbursed under these governmental programs to Dr. Jackson's practice group or unaffiliated referring physicians, or to receive such referrals. These service fees are intended by us to be consistent with fair market value in arms' length transactions for the nature and amount of technical services rendered. Moreover, due to the high degree of integration between the technical services offered by us and the professional services offered by Dr. Jackson's practice group, it is doubtful whether there are or will be any "referrals" between Dr. Jackson's practice group and us in the sense contemplated by the anti-kickback laws. For these reasons, we do not believe that fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute. If, however, we are deemed to be in a position to make, influence or receive referrals from or to physicians, or we are deemed to be a provider under the Medicare or Medicaid programs, our operations could be subject to scrutiny under federal and state anti-kickback and anti-referral laws and could be materially adversely affected.

HEALTH CARE REFORM INITIATIVES

         In addition to existing government health care regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. We believe that such initiatives will continue during the foreseeable future. Certain aspects of these reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect us. The proposal of these sorts of reforms may affect the price of the stock of many companies in health care and related industries and may similarly affect the market price of our stock.

COMPLIANCE PROGRAM

         With the assistance of our special health care regulatory counsel, we monitor compliance with federal and state laws and regulations applicable to health care entities. We conduct or have our special health care regulatory counsel conduct periodic audits of various aspects of its operations for compliance with such requirements. In addition, we have a formal compliance program in effect.

         While we operate in compliance with applicable federal and state laws, our current and anticipated business operations have not been reviewed or audited by any judicial or regulatory agency for compliance with such requirements. A review of our business by courts or regulatory authorities could result in determinations adversely affecting our operations. In addition, the health care regulatory environment could change in a manner that restricts our operations. Maryland law may require us to modify our operational structure in order to continue or expand our operations within Maryland. Any limitation on our ability to expand or offer additional services could have a material adverse effect on our business or financial condition.

INSURANCE LAWS AND REGULATIONS APPLICABLE TO RISK-SHARING ARRANGEMENTS

         Any physician or physician network engaged in risk-based contracting are subject to applicable insurance laws and regulations of certain states, including Maryland. These laws and regulations may include minimum capital requirements and other safety and soundness requirements. If, in the future, Dr. Jackson or we enter into any risk-based contracts, also know as capitation arrangements, failure to comply with these statutes and regulations could significantly adversely affect our business or financial condition. Insurance related regulations or compliance requirements could also impose substantial costs to us. However, neither Dr. Jackson nor we intend at this time to enter into capitation arrangements or risk-based contracts that would subject us to regulation as an insurer.

QUALITY ASSURANCE PROGRAMS

         Various quality assurance programs and organizations have been created to scrutinize managed care organizations and their providers. In response to these programs, managed care organizations and providers have developed their own quality assurance programs to address a variety of areas, including patient access to services, patient satisfaction, outcomes and performance measures and utilization of services. These quality assurance measures involve various costs associated with their implementation and operation and depend, in part, upon the sophistication and compatibility of existing systems and operations of Dr. Jackson's practice group and us, and our ability to integrate those systems and operations. The inability of Dr. Jackson's practice group and us to develop strong quality assurance measures could place us at a competitive disadvantage and have a material adverse effect on our business or financial condition.

Employees

         We employ approximately 51 persons in the following professional, administrative and technical capacities.

                            NO.
                            FULL
      POSITION              TIME              DESCRIPTION OF DUTIES

Professional Medical          1      Licensed physician and surgeon, Board
                                     Certified, specializing in radiology and related diagnostic and treatment aspects of medicine. Supervises technical employees.

Chief Operating Officer       1      Responsible for all our business
                                     operational activities at our various
                                     locations. Operational activities include, but are not limited to, property management, personnel, purchasing, accounts payable, accounts receivable, reception, transcription, and payroll. Also undertakes such projects as we may determine which require the expertise of this officer.

Chief Financial Officer       1      Responsible for contracting, negotiating
                                     and filing applications with insurance
                                     companies to become a provider
                                     (governmental and commercial). Supervises accounts receivable (billing Supervisor, billing and collections). Billing Software applications. Credentials for medical professional. Acquiring outside business with facilities and organizations such as federal, state, and county prisons, nursing homes, and free-standing medical clinics.
                                     Agreements for special programs and grants, such as with State and County Health
                                     Departments.

Radiologic Technologist      14      Licensed technologists certified in
                                     specific modalities to perform diagnostic radiological procedures ordered by primary care physicians and other medical specialists on patients of all ages.

Billing Staff                 7      Codes diagnoses and procedures to submit to
                                     insurance carriers for payment (electronic and hard copy claims). Bills self-pay patients and collecting balances not covered by insurance. Applies receipts and adjustments to proper patient accounts.
                                     Prepares month-end reports for receivables.

Clerical, Reception and      26      Obtains physician orders, health insurance
Maintenance Staff                    information and  personal demographics from
                                     patients and schedule procedures. Has
                                     proper release forms and assignments
                                     signed. Transcribes the radiologist's
                                     reports and findings on performed
                                     procedures. Distributes reports and films to ordering physicians (fax or courier).
                                     Maintains files of patient records (films, charts and reports). Maintains quality assurance and compliance records, employee orientation of policies/procedures and peer review. Purchases supplies (medical, office and maintenance). Maintains buildings and grounds.

                            NO.
                            FULL
      POSITION              TIME              DESCRIPTION OF DUTIES

Executive Secretary           1      Documents and maintains pertinent records
                                     for corporations. Maintains physician's
                                     credentials and Continuing Medical
                                     Education files. Responsible for follow-up on patient quality assurance records required by MQSA (Mammography Quality
                                     Standards Act). Accountable to all
                                     departments for secretarial duties.
                                     Calculates employee time cards for payroll.
                                     Responsible for advertising, public
                                     relations and community activities for the business.

         Members of the professional medical staff are required to hold licenses to practice medicine in Maryland. Dr. Jackson is the only member of our professional medical staff and holds medical licenses from the States of Maryland, West Virginia and Pennsylvania. He also holds permits to dispense controlled dangerous substances from the Drug Enforcement Administration and the states of Maryland and West Virginia. He is also certified by the American Board of Radiology and under the Mammography Quality Standards Act. This act requires the interpretation of 960 mammography studies within a 36 month period and teaching or completing at least 15 continuing medical education credits in mammography within a 36 month period, including six credits in each mammography modality used by him. The State of Maryland requires Dr. Jackson to obtain at least 50 credit hours of continuing medical education every two years.

         All of the radiologic technologists employed by us are licensed by the State of Maryland, certified by the American Registry of Radiologic Technologists and hold cardiopulmonary resuscitation certifications. Certain of the radiologic technologists also hold certifications from the American Registry of Diagnostic Medical Sonographers. The Nuclear Medicine Technology Certification Board also certifies one of the radiologic technologists. In order to maintain such certifications, radiologic technologists must obtain continuing education credits every two or three years.

         Many of our technologists require special training and certification. Our success is dependent upon our ability to attract and retain qualified and capable personnel to operate our equipment or provide related services to our customers. Our inability to attract and retain qualified employees could adversely affect our business and financial condition. Similarly, we could be adversely affected by the inability of Dr. Jackson's practice group to retain qualified medical professionals who use our services.

                                  RISK FACTORS

         Our business and the value of our stock is subject to a number of risks. Set forth below and elsewhere in this Annual Report on Form 10-KSB are risks and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report. The following list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS UPON REFERRALS FROM DR. JACKSON'S PRACTICE GROUP AND OTHER REFERRAL SOURCES AND THE DISCONTINUANCE OF THESE REFERRALS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO GENERATE PROFITS

         Our financial success depends on income we receive for the use of our facilities and services that we provide. Our success will depend in large part on continued usage of our services and facilities by Dr. Jackson's practice group and referrals to Dr. Jackson's practice group from other physicians, practice groups or healthcare providers within the Cumberland, Maryland area.

Dr. Jackson's practice group has generated, and is expected to continue generating, substantially all of our revenues. If other physicians, physician practice groups or healthcare providers discontinue referring patients to Dr. Jackson's practice group, our ability to make a profit would be adversely affected.

         The death, retirement or disability of Dr. Jackson could adversely affect referrals from his practice group and have an adverse impact upon our revenues and operations. We do not maintain key man life or disability insurance with respect to Dr. Jackson, and we have not entered into an employment agreement with Dr. Jackson.

OUR ABILITY TO GENERATE REVENUES DEPENDS UPON OUR ABILITY TO OBTAIN AND RETAIN CONTRACTS WITH HMOs AND OTHER HEALTHCARE PROVIDERS

         Our success depends upon the ability of Dr. Jackson's practice group to obtain and retain contracts with third-party payors, such as HMOs, insurance companies, Medicare and other healthcare providers. While we and Dr. Jackson's practice group intend to seek managed care contracts in competition with other physicians or practice groups providing similar services, we cannot make assurances that either of us will obtain or retain these contracts.

         Obtaining and retaining these contracts is important to our success because, in an effort to control costs, non-governmental health care payors such as insurance companies have implemented cost containment programs which may limit the ability of physicians to refer patients to our facilities. For example, persons enrolled in prepaid health care plans, such as health maintenance organizations, also known as HMOs, often are not free to choose where they obtain medical care or services. Medical care or services may be provided directly by the health plan or only through physicians or practice groups under contract with the provider. Similarly, some insurance companies and self-insured employers also require the use of specific physicians or practice groups by those they insure. These "closed panel" systems are now common in the managed healthcare environment. HMOs and other healthcare providers or insurers may also create economic disincentives for referrals to physicians or practice groups outside of the plan's designated panel of providers. The failure of Dr. Jackson's practice group to obtain or retain these contracts may reduce the amount of services we provide and our revenues could be reduced accordingly.

OUR BUSINESS IS HEAVILY REGULATED AND THIS REGULATION COULD AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY AND OUR PROFITABILITY

         Our operations and services are heavily regulated on the federal and state level and this regulation may limit our ability to maintain or expand our operations or services or to implement our business strategy successfully. Our ability to operate profitably depends upon our ability and the ability of Dr. Jackson's practice group and affiliated referring physicians to operate in compliance with present and future applicable healthcare laws and regulations. In particular, these laws and regulations may limit our ability to:

         o adapt our operating or business structure to comply with legal requirements which presently or may in the future affect relationships with physicians, including prohibitions on fee splitting and referrals to facilities in which physicians have a financial interest;

         o obtain regulatory approvals necessary for acquisition of additional facilities and equipment or provision of additional services;

         o    comply with applicable licensing requirements; or

         o    expand our facilities.

         The laws of many states prohibit business corporations from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee splitting, with physicians. Maryland law prohibits payments for bringing or referring a patient and referrals by a practitioner to a health care entity in which the practitioner directly or indirectly owns a beneficial interest or has a compensation arrangement. In addition, the Medicare and Medicaid antifraud and "anti-kickback" laws prohibit payment or receipt of remuneration intended to induce the referral of patients or to induce a person to arrange for or recommend items or services covered by Medicare or Medicaid or any other federal or state healthcare program. If a regulatory authority or other party successfully asserts that we are engaged in the corporate practice of medicine or that the payment of service fees to us by Dr. Jackson's practice group constitutes fee splitting or prohibitive payments for referrals, we could be subject to civil and criminal penalties and could be required to restructure or terminate our contractual arrangements. Our inability to successfully restructure our relationships to comply with these laws could have a material adverse affect on our operations and profitability.

WE HAVE SIGNIFICANT DEBT OBLIGATIONS THAT COULD RESTRICT OUR OPERATIONS

Our debt is significant in relation to stockholders' equity. Such debt accounts for approximately 69% of our total capitalization as of December 31, 2001. Our substantial indebtedness could have important consequences, including:

o    increasing our vulnerability to adverse economic and industry conditions;
o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
o placing us at a disadvantage compared to our competitors that have less debt; and
o    limiting our ability to borrow additional funds.

PROFESSIONAL MALPRACTICE CLAIMS, SUITS OR COMPLAINTS MADE AGAINST US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY; OUR ABILITY TO OBTAIN LIABILITY INSURANCE AT REASONABLE COST AFFECTS OUR ABILITY TO MANAGE THIS RISK AND COULD AFFECT OUR PROFITABILITY

         Professional malpractice and other similar claims are an inherent risk of providing medical services. While we intend to structure our relationships with referring physicians in a manner that will not constitute the practice of medicine, we cannot assure you that no claims, suits or complaints of medical malpractice relating to services or products provided by Dr. Jackson's practice group or other referring physicians will made against us. Because we operate and manage the Imaging Center, professional liability claims or claims based upon improper usage or calibration of equipment used in our business may be made against us. No malpractice or other claims were made against us during 2001.

         Various factors affect the availability and cost of professional liability insurance. Many of these factors are beyond our control. We cannot make any assurances that adequate liability insurance will be available in the future at acceptable cost. Increased insurance premiums may lead us to self-insure or use a higher deductible. Such higher insurance costs or claims not covered by insurance could affect our profitability.

DR. JACKSON OWNS OR CONTROLS ALL VOTING SHARES AND THEREBY CONTROLS THE ELECTION OF DIRECTORS AND ALL DECISIONS REGARDING OUR OPERATIONS AND FACILITIES, INCLUDING DECISIONS NOT IN THE BEST INTERESTS OF ALL STOCKHOLDERS

         Dr. Jackson, our President, Chief Executive Officer, and Chairman of our Board of Directors owns all of our shares of Class A Voting common stock. As such, he controls the election of our directors, and all decisions regarding our operations, facilities and future development will be made solely by Dr. Jackson. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, even if the transaction would be beneficial to other stockholders.

DR. JACKSON MAY HAVE A CONFLICT OF INTEREST THAT AFFECTS HIS DECISIONS WITH RESPECT TO OUR BUSINESS

         Dr. Jackson, our President, our Chief Executive Officer, Chairman of our Board of Directors and our controlling stockholder, may have conflicts of interest with respect to certain transactions concerning us. Dr. Jackson is the sole stockholder of two companies that lease various items of equipment to us. Dr. Jackson also controls the real estate and building in which our facilities and equipment are located. These transactions could be considered conflicts of interests, and additional conflicts of interest may arise in the future. A conflict of interest poses the risk that we may enter into a transaction on terms that would place us in a worse position than if no conflict existed. Dr. Jackson is required by law to act honestly and in good faith with a view to our best interest and to disclose any interest which he may have in any project or opportunity of which we are involved. Although we believe that the transactions were fair to us, we have no specific internal policy governing conflicts of interest.

NO PUBLIC MARKET FOR THE SHARES EXISTS, WHICH MAY LIMIT YOUR ABILITY TO SELL THE SHARES IN THE FUTURE

         Although our Class B non-voting common stock began trading on the OTC Bulletin Board in February 2002, no active public trading market for these shares exists. We cannot make any assurance that a public trading market will ever develop for our shares of Class B non-voting common stock. The relatively small number of shares available to the public may limit the market in which the shares are traded and the ability of stockholders to sell their shares to other investors.

ITEM 2.  PROPERTIES

         Our facilities are located in a building located at 715 Williams Street, Cumberland, Maryland, which is leased from Imaging Associates of Cumberland, Inc., a corporation controlled by Dr. Jackson.

         We are licensed as a Freestanding Major Medical Equipment Facility by the State of Maryland, with licensure extending through September 14, 2003. The purpose of this licensure is to ensure that medical facilities meet certain criteria with regard to patient and equipment health standards to maintain quality patient care. The regulations govern Major Medical Equipment in ambulatory facilities, including the computed tomography scanner and a magnetic resonance imager located at our facility. We have satisfied all of the requirements applicable to a Freestanding Major Medical Facility.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public market for our Class A voting common stock. In February 2002, our Class B non-voting common stock began trading on the OTC Bulletin Board under the symbol TIGC.OB. The final sale price for shares of our Class B non-voting common stock on February 22, 2002, the last day such shares were traded, was $4.50. Prior to February 2002, there was no public market for our Class B non-voting common stock. As of December 31, 2001, there were approximately 400 holders of record of our Class B non-voting common stock.

         The Company has never paid a cash dividend on its common stock and does not anticipate that any cash dividends will be paid on the common stock in the foreseeable future due to the Company's continued investment in operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY CONTAINED IN ITEM 7 OF THIS REPORT. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE CERTAIN RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND EVENTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

FINANCIAL CONDITION

         Our total assets at December 31, 2001 were $6,211,451, compared with $4,780,431 at December 31, 2000. This increase in total assets was primarily due to increases in our accounts receivable, investments, and property and equipment.

         Cash and cash equivalents decreased to $204,772 at December 31, 2001 from $337,200 at December 31, 2000, primarily as a result of the movement of cash into investments which increased to $389,100 at December 31, 2001 from $0 at December 31, 2000. Investments consist of shares in a mutual fund and are classified as available-for-sale. Accounts receivable increased to $1,528,554 on December 31, 2001 from $589,121 at December 31, 2000. Accounts receivable increased primarily as a result of the increase in revenues in the year ended December 31, 2001 compared to the prior year and the timing of payments received from insurance carriers.

         Capital leases payable increased to $3,626,564 at December 31, 2001 from $3,555,395 at December 31, 2000. This increase stemmed from capital leases of additional property and equipment in 2001 less payments made on capital leases that were outstanding at December 31, 2000. Accounts payable and accrued expenses increased to $79,846 at December 31, 2001 from $39,293 at December 31, 2000. This increase resulted primarily from increases in payables due at December 31, 2001. Due to related parties increased to $539,366 at December 31, 2001 from $302,850 at December 31, 2000. This increase was primarily a result of the payment of our stock offering costs by our primary stockholder. Income tax payable increased to $157,063 at December 31, 2001 from $126,325 at December 31, 2000 as a result of the increase in taxable income in 2001. Deferred income tax liability increased as a result of additional temporary timing differences at December 31, 2001.

         Stockholders' equity increased to $1,629,842 at December 31, 2001 from $673,344 at December 31, 2000. Retained earnings increased to $1,144,384 from $493,362 as a result of net income for 2001 of $651,022. The increase in additional paid in capital to $293,483 at December 31, 2001 from $0 at December 31, 2000, is a result of the stock offering. Accumulated other comprehensive income increased to $7,352 at December 31, 2001 from $0 at December 31, 2000 due to changes in the market value of our investments at December 31, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net income. We had net income of $651,022, or $0.07 per basic and diluted share, for the year ended December 31, 2001, compared with net income of $462,365 or $0.05 per basic and diluted share, for the year ended December 31, 2000. Net income for the year ended December 31, 2001 increased 41% compared to net income for the year ended December 31, 2000 primarily as a result of the increase in operating income, discussed below, and a decrease in interest expense in FY2001.

         Operating income. We had operating income of $1,339,191 for the year ended December 31, 2001 compared to operating income of $1,082,631 for the year ended December 31, 2000. This increase in operating income was primarily as a result of the increase in revenues in FY2001 and a decrease in cost of revenues as a percentage of revenues in FY2001, discussed below.

         Operating expenses in 2001 totaled $3,116,636, compared to $2,652,805 in 2000. Operating expenses are comprised of cost of revenues, which were $1,387,688 or 31% of revenues for 2001 and $1,269,456 or 34% of revenues for 2000, general and administrative expenses, which were $1,053,840 for 2001 and $795,228 for 2000, and depreciation, which were $675,108 for 2001 and $588,121 for 2001. Cost of sales in 2001 increased over 2000 as a result of the corresponding increase in revenues. Cost of sales as a percentage of revenues decreased in 2001 over 2000 as a result of cost savings incurred from economies of scale. General and administrative expenses also increased as a result of increases in billing expenses, personal property taxes, professional fees, and personnel related costs. Depreciation increased as a result of the acquisition of property and equipment in late 2000 and late 2001.

         Other Income (Expense). Interest income for 2001 and 2000 was $8,377 and $3,983, respectively. Interest expense for 2001 and 2000 was $279,950 and $336,413, respectively. Interest expense was primarily for amounts owed on capital lease obligations. The decrease of interest expense was primarily a result in the decrease in the average balance of capital lease obligation outstanding through out the year in 2001 compared to 2000.

         Income Taxes. At December 31, 2001, the Company had an income tax provision of $423,369 compared to $290,917 as of December 31, 2000. The increase in the provision at December 31, 2001 was a result of the increase in taxable income during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances at December 31, 2001 were $204,772. Investments at December 31, 2001 were $389,100 and consisted solely of shares of a mutual fund. Accounts receivable at December 31, 2001 were $1,528,554. Working capital at December 31, 2001 was $263,857.

         The Company anticipates that the cash flows from operations will be sufficient to meet the Company's expected cash requirements for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

         The effect of inflation and changing prices on our continuing operations is not expected to be significant.

ITEM 7.  FINANCIAL STATEMENTS

                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           18

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                19

         STATEMENTS OF INCOME                                          20

         STATEMENTS OF STOCKHOLDERS' EQUITY                            21

         STATEMENTS OF CASH FLOWS                                      22

         NOTES TO FINANCIAL STATEMENTS                                 23

                             [RF&S GRAPHIC OMITTED]

                           REZNICK FEDDER & SILVERMAN
           Certified Public Accountants o A Professional Corporation

      4520 East West Highway o Suite 300 o Bethesda, Maryland 20814-3319 o
                    Phone (301) 652-9100 o Fax (301) 652-1848

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
The Imaging Center, Inc.

         We have audited the accompanying balance sheet of The Imaging Center, Inc. as of December 31, 2001, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Imaging Center, Inc. as of December 31, 2000, were audited by other auditors whose report dated March 26, 2001, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of The Imaging Center, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder and Silverman

Bethesda, Maryland
March 8, 2002


ATLANTA, GA          BALTIMORE, MD          BETHESDA, MD          CHARLOTTE, NC
(404) 847-9447       (410) 783-4900         (301) 652-9100        (704) 332-9100

                                  www.rfs.com

                                THE IMAGING CENTER, INC.
                                ------------------------
                                     BALANCE SHEETS
                                     --------------

                                                                             December 31,
                                                                     ----------------------------
                                                                        2001              2000
                                                                        ----              ----
ASSETS
------

Current assets
       Cash and cash equivalents                                     $  204,772        $  337,200
       Investments                                                      389,100                --
       Accounts receivable, net                                       1,528,554           589,121
       Prepaid expenses                                                   5,775            11,170
                                                                     ----------        ----------

              Total current assets                                    2,128,201           937,491

Property and Equipment, net                                           4,083,250         3,842,940
                                                                     ----------        ----------

              Total assets                                           $6,211,451        $4,780,431
                                                                     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Capital lease obligations, current portion                    $1,088,069        $  867,206
       Accounts payable and accrued expenses                             79,846            39,293
       Due to related parties                                           539,366           302,850
       Income tax payable                                               157,063           126,325
                                                                     ----------        ----------

              Total current liabilities                               1,864,344         1,335,674

       Capital lease obligations, net of current portion              2,538,495         2,688,189
       Deferred tax liability                                           178,770            83,224
                                                                     ----------        ----------

              Total liabilities                                       4,581,609        $4,107,087
                                                                     ----------        ----------

Stockholders' equity
       Common stock, Class A, par value $.02 per share,
         1,000 authorized; 100 shares issued and outstanding                  2                 2
       Common stock, Class B, par value $.02 per share,
         9,999,000 shares authorized; 9,231,062 and 8,999,000
         issued and outstanding, respectively                           184,621           179,980
       Additional paid-in capital
                                                                        293,483                 -
       Accumulated other comprehensive income                             7,352                 -
       Retained earnings                                              1,144,384           493,362
                                                                     ----------        ----------

              Total stockholders' equity                              1,629,842           673,344
                                                                     ----------        ----------

              Total liabilities and stockholders' equity             $6,211,451        $4,780,431
                                                                     ==========        ==========


          The notes are an integral part of these financial statements.

                            THE IMAGING CENTER, INC.
                            ------------------------
                              STATEMENTS OF INCOME
                              --------------------

                                                                      Year ended
                                                                     December 31,
                                                            -------------------------------
                                                                2001               2000
                                                                ----               ----
Revenues                                                    $ 4,455,827         $ 3,735,436
                                                            -----------         -----------

Expenses
     Cost of revenues                                         1,387,688           1,269,456
     General and administrative                               1,053,840             795,228
     Depreciation                                               675,108             588,121
                                                            -----------         -----------

Total expenses                                                3,116,636           2,652,805
                                                            -----------         -----------

Income from operations                                        1,339,191           1,082,631
                                                            -----------         -----------

Other income (expense)
     Interest income                                              8,377               3,983
     Other income                                                 6,773               3,081
     Interest expense                                          (279,950)           (336,413)
                                                            -----------         -----------

Income before taxes                                           1,074,391             753,282
                                                            -----------         -----------

Income tax provision
     Current                                                    327,823             170,725
     Deferred                                                    95,546             120,192
                                                            -----------         -----------

Total income tax provision                                      423,369             290,917
                                                            -----------         -----------

Net income                                                  $   651,022         $   462,365
                                                            ===========         ===========

Basic and diluted net income per common share               $      0.07         $      0.05
                                                            ===========         ===========

Weighted average number of common shares outstanding          9,113,542           8,999,100
                                                            ===========         ===========


          The notes are an integral part of these financial statements.

                            THE IMAGING CENTER, INC.
                            ------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

                                                                                           Accumulated
                            Common stock, Class A    Common stock, Class B   Additional      other                      Total
                            ----------------------------------------------    paid-in     comprehensive  Retained   stockholders'
                             Shares    Amount        Shares       Amount      capital        Income      Earnings      equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     100       $    2     8,999,000   $  179,980   $        -      $      -   $   30,997   $  210,979

Net income                       -            -             -            -            -             -      462,365      462,365

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000     100            2     8,999,000      179,980            -             -      493,362      673,344

Issuance of common stock         -            -       232,062        4,641      459,483             -            -      464,124
Offering costs                   -            -             -            -     (166,000)            -            -     (166,000)
Unrealized gain on
  investments                    -            -             -            -            -         7,352            -        7,352
Net income                       -            -             -            -            -             -      651,022      651,022

---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001     100       $    2     9,231,062   $  184,621   $  293,483      $  7,352   $1,144,384   $1,629,842

=================================================================================================================================


          The notes are an integral part of these financial statements.

                            THE IMAGING CENTER, INC.
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                Year ended
                                                                                               December 31,
                                                                                       ----------------------------
                                                                                          2001             2000
                                                                                          ----             ----
Cash flows from operating activities:
      Net  income                                                                      $ 651,022         $ 462,365


Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation                                                                   675,108           588,121
          Changes in operating assets and liabilities:
              Increase in accounts receivable, net                                      (939,433)         (363,133)
              Decrease (increase) in prepaid expenses                                      5,395            (6,445)
              Decrease in due from related party                                          70,516           113,239
              Increase (decrease) in accounts payable and accrued expenses                40,553           (32,333)
              Increase in income tax payable                                              30,738           100,142
              Increase in deferred tax liability                                          95,546           120,192
                                                                                       ---------         ---------

Net cash provided by operating activities                                                629,445           982,148
                                                                                       ---------         ---------

Cash flows from investing acctivities:
      Purchase of investments                                                           (381,748)
                                                                                       ---------         ---------

Net cash used in investing activities                                                   (381,748)                -
                                                                                       ---------         ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                             464,124                 -
      Principal payments under capital lease obligations                                (844,249)         (703,504)
                                                                                       ---------         ---------

Net cash used in financing activities                                                   (380,125)         (703,504)
                                                                                       ---------         ---------

Net (decrease) increase in cash and cash equivalents                                    (132,428)          278,644


Cash and cash equivalents at beginning of period                                         337,200            58,556
                                                                                       ---------         ---------

Cash and cash equivalents at end of period                                             $ 204,772         $ 337,200
                                                                                       =========         =========


Significant non-cash financing activity:
      Offering costs included in due to related parties                                $ 166,000         $       -
                                                                                       =========         =========

      Purchase of fixed assets under captial lease obligation                          $ 915,418         $ 433,565
                                                                                       =========         =========


          The notes are an integral part of these financial statements.

                            THE IMAGING CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       OPERATIONS

    The Imaging Center, Inc. (the "Company"), was incorporated under the laws of the State of Maryland in May 1999. The Company provides radiology and imaging services primarily to a practice group of physicians specializing in radiology located in Cumberland, Maryland, which is controlled by the Company's principal shareholder and President. The Company provides technical services primarily to the principal shareholder's practice group in its diagnostic and treatment practices.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

    The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Property and Equipment
----------------------

    Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from two to ten years for financial reporting purposes. Accelerated methods are used for tax purposes.

Investments
-----------

    Investments consist of shares of a mutual fund, which have been classified as available-for-sale securities. Available-for-sale securities are stated at fair value, and unrealized gains and losses are reported as a separate component of stockholders' equity.

Comprehensive Income
--------------------

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for changes in unrealized gains or losses on the Company's available-for-sale securities. Changes in accumulated other comprehensive income are recorded directly to stockholders' equity and do not affect the net income or cash flow of the Company.

                            THE IMAGING CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Continued)
--------------------

    Net comprehensive income for the years ended December 31, 2001 and 2000 consists of the following components, net of taxes:

                                                              2001        2000
                                                           ---------   ---------

     Net income                                            $ 651,022   $ 462,365
     Net unrealized gain on available-for-sale securities      7,352           -
                                                           ---------   ---------

     Total comprehensive income                            $ 658,374   $ 462,365
                                                           =========   =========

Revenue Recognition
-------------------

    Revenue is recognized as services are provided at 78.08% of net realizable billings (billings net of contractual allowances under third-party reimbursement programs) of the principal shareholder's practice group. This percentage represents the technical services portion of the total services provided. Revenue under third-party reimbursement programs is subject to examination and retroactive adjustment. A provision for estimated third-party payor settlements is provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

Income Taxes
------------

    Deferred taxes are recognized based on the estimated future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Income taxes represent the current tax provision for the period and the change during the period in deferred tax assets and liabilities. Deferred taxes for temporary differences relate to depreciation and capital leases.

Reclassifications
-----------------

    Certain prior year balances have been reclassified to conform to the 2001 presentation.

Fair Value of Financial Instruments
-----------------------------------

    The estimated fair values of the Company's cash and cash equivalents, due from related party, accounts payable, accrued expenses and notes payable approximate their carrying values due to their short-term nature.

Financial Risks
---------------

    The Company earns substantially all of its revenue from technical services provided to the principal shareholder's practice group. In addition, billings and collections are performed by the principal shareholder's practice group pursuant to a contractual agreement.

    As of December 31, 2001, all funds are held in two financial institutions and the balance exceeds federally insured limits. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

                            THE IMAGING CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share
------------------

    Basic earnings per share is calculated using the average number of shares outstanding and excludes dilution. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". There were no options outstanding during the year ended December 31, 2001.

3.       INVESTMENTS

The following is a summary of the Company's investments as of December 31, 2001:

                                          Gross unrealized   Estimated fair
                         Amortized cost        gains             value
                         --------------   ---------------- ---------------------

       Mutual fund         $ 381,748          $   7,352         $ 389,100
                           =========          =========         =========

4.       COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment
----------------------

Property and equipment are as follows as of December 31, 2001 and 2000:

                                            2001            2000
                                         -----------     -----------

       Machinery and equipment           $ 5,600,779     $ 4,685,361
       Less accumulated depreciation       1,517,529         842,421
                                         -----------     -----------

                                         $ 4,083,250     $ 3,842,940
                                         ===========     ===========

Accounts Receivable
-------------------

Accounts receivable consist of the following at December 31, 2001 and 2000:

                                            2001             2000
                                         -----------     -----------

       Trade receivables                 $ 2,408,987     $   884,721
       Less contractual allowances           880,433         295,600
                                         -----------     -----------

                                         $ 1,528,554     $   589,121
                                         ===========     ===========


5.       RELATED PARTY TRANSACTIONS

Leases
------

    The Company leases office space in Cumberland, Maryland, from an affiliate of the principal shareholder. The lease was for a period of 5 years and expires on June 30, 2004. Under the terms of the lease agreement, the lease

                            THE IMAGING CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

5.       RELATED PARTY TRANSACTIONS (Continued)

    Leases (Continued)
    ------

    automatically renews upon expiration for an additional 5 years, unless either the Company or the lessor provides notice of termination of the lease 60 days prior to expiration. The Company's rent expense for 2001 and 2000, respectively, was $70,020.

             December 31, 2002           $  70,020
                          2003              70,020
                          2004              70,020
                          2005              70,020
                          2006              70,020
                                         ---------

                                         $ 350,100
                                         =========

    The Company leases certain medical equipment from two affiliates of the principal shareholder. The leases require monthly payments of $22,675. The leases are recorded as capital leases in the accompanying financial statements. As of December 31, 2001, $614,693 is included in capital leases related to these obligations.

Advances
--------

    An affiliate of the principal shareholder has made advances totaling $355,880 as of December 31, 2001. The advances are noninterest bearing and due on demand.

    The principal shareholder has paid certain legal costs in connection with the public offering. Interest is accruing at the applicable federal rate (4.01% at December 31, 2001) on the unpaid balance. As of December 31, 2001, $168,075 is payable to the principal shareholder.

Billing and Collection Services
-------------------------------

    Pursuant to an agreement with the Company, the practice group of the principal shareholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the year ended December 31, 2001 and 2000, the Company recorded billing expense totaling $449,979 and $371,246, respectively.

Other Services and Transactions
-------------------------------

    The principal shareholder and the practice group of the principal shareholder provide the professional component of the services provided by the Company. By contractual agreement, the principal shareholder and affiliate receive 21.92% (exclusive of the 7.81% paid for billing services) of net realizable billings for the professional services.

    During the year ended December 31, 2001, an affiliate of the principal shareholder sold equipment to the Company totaling $15,411, which is payable as of December 31, 2001.

                            THE IMAGING CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

6.       STOCKHOLDERS' EQUITY

Common Stock
------------

    In October 1999, the Company filed with the Securities and Exchange Commission its intent to offer 1,000,000 shares of its Class B nonvoting common stock to the public. In August 2001, the Company completed its public offering. The gross proceeds from the offering were $464,124. In connection with the offering, 232,062 shares of Class B common stock were issued.


7.       INCOME TAXES

The amounts and sources of the provisions for current and deferred income tax expense (benefit) were as follows for the year ended December 31,:

                                           2001             2000
                                         ---------       ----------
       Federal
           Current                       $ 270,962       $  137,651
           Deferred                         75,670          100,537
                                         ---------       ----------
                                           346,632          238,188
                                         ---------       ----------

       State
           Current                          56,861           33,074
           Deferred                         19,876           19,655
                                         ---------       ----------
                                            76,737           52,729
                                         ---------       ----------

       Total provision for income taxes  $ 423,369       $  290,917
                                         =========       ==========

    Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes. Components of the company's deferred tax liability (benefit) are as follows:

                                                                    2001                  2000
                                                                 ----------            ----------
       Excess of financial accounting over tax depreciation
           for assets under capital leases                       $ (451,661)           $ (260,889)
       Lease payments under capital leases expensed for tax
                Purposes                                            633,711               346,785
       Other                                                         (3,280)               (2,672)
                                                                 ----------            ----------

                                                                 $  178,770            $   83,224
                                                                 ==========            ==========

                            THE IMAGING CENTER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

8.       COMMITMENTS

    The Company leases certain equipment under capital lease agreements with expiration dates from 2004 through 2006. The present value of future minimum capital lease payments as of December 31, 2001 is as follows:

              Future minimum payments year ending December 31, 2002  $ 1,413,160
                                                               2003    1,351,136
                                                               2004      899,207
                                                               2005      276,118
                                                               2006      256,652
                                                                     -----------
                                                                     $ 4,196,273


         Less amount representing interest (rates ranging from 7.01%
             to 13.495%)                                                 569,709
                                                                     -----------

         Present value of future minimum payments                      3,626,564
         Less current maturities                                       1,088,069
                                                                     -----------

         Capital leases obligation, net of current maturities        $ 2,538,495
                                                                     ===========

9.       EMPLOYEE BENEFITS PLAN

    The Company operates a defined contribution plan for employees. A contribution of 3% and 4% of an employee's wages was made by the Company for all eligible employees in 2001 and 2000, respectively. Eligible employees are those who have a least one year of service and are at least 21 years of age. The Company made contributions for the years ended December 31, 2001 and 2000 of $28,059 and $34,027, respectively. Employees may additionally defer up to 15% of their wages through payroll withholdings. The plan is jointly sponsored by the principal shareholder and the Company. Any years of service with the Company or Dr. Jackson's practice group counts as service for the plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by Item 304 of Regulation S-B regarding the change in the Company's accountants was previously filed as part of the Company's Current Report on Form 8-K filed on November 19, 2001. There were no disagreements with the accountants required to be disclosed in such report.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The Company's Board of Directors consists of three directors, F. Daniel Jackson, M.D., Frederick J. Hill and James F. Scarpelli. Directors are elected annually to serve one-year terms.

         The following table sets forth, with respect to each director, executive officer and significant employee, their name and age, the year in which they first became a director, executive officer, or significant employee of the Company, and their principal occupation and business experience during the past five years.


---------------------------------------------------------------------------------------------------------------------
          Name, Year First             Age                          Principal Occupation and
     Became Director of Company                                        Business Experience
---------------------------------------------------------------------------------------------------------------------
F. Daniel Jackson, M.D., 1999           54   Chairman of the Board, President and Chief Executive Officer, and
                                             controlling shareholder of the Company since 1999. He holds a license to practice medicine in the States of Maryland, Pennsylvania, and West
                                             Virginia and was certified by the American Board of Radiology in
                                             1977.  He has an M.D. degree from the School of Medicine at University of North Carolina, Chapel Hill in 1973.  His is a member of the following professional associations: American Medical Association,
                                             American College of Radiology, Maryland Medical and Chirurgical
                                             Faculty, Radiological Society of North America, Maryland Radiology
                                             Society, and Allegany County Medical Society.
---------------------------------------------------------------------------------------------------------------------

Frederick J Hill, 1999                  72   Director. Retired since 1995. Formerly Senior Vice President of Beall,
                                             Garner, Screen and Geare, Inc. of Cumberland, MD, a financial services company providing insurance, pension planning and discount brokerage services.
---------------------------------------------------------------------------------------------------------------------

James F. Scarpelli, 1999                48   Director. Vice President of Scarpelli Funeral Home, PA of Cumberland,
                                             MD.
---------------------------------------------------------------------------------------------------------------------

Larry James Taylor                      51   Chief Operating Officer and Vice President of The Imaging Center since
                                             1996. He was the Interim Plant Manager of Anchor Glass Container of
                                             Keyser, WV, a manufacturer of glass containers from 1995 - 1996.
---------------------------------------------------------------------------------------------------------------------

D. Jeanne Starkey                            Chief Financial Officer and Treasurer of The Imaging Center since
                                        53   1996.  She was the Business Manager of The Imaging Center from 1992 -
                                             1996.
---------------------------------------------------------------------------------------------------------------------

Carolyn Hott                            59   Corporate Secretary of The Imaging Center since 1990.
---------------------------------------------------------------------------------------------------------------------

None of these persons either is related by blood or marriage or has been involved in any material legal proceedings during the past five years, including bankruptcy and significant or material criminal offenses.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes for the years indicated the compensation paid by the Company to the Company's Chief Executive Officer during 2001 and 2000. No other executive officer of the Company earned a salary and bonus for 2001 or 2000 in excess of $100,000.

                                    ANNUAL COMPENSATION
                                    -------------------

F. Daniel Jackson, M.D.,            2001        $20,000
President and Chief                 2000        $20,000
Executive Officer                   1999        $20,000

Each of our officers receives compensation from us in the amount of $20,000 annually. Our officers are also officers or employees of Dr. Jackson's practice group and related companies and receive compensation from them. None of our officers has an employment agreement with us.

DIRECTORS' COMPENSATION

Beginning in 2001 the Company paid each of its two outside directors a $500 fee for attending each of the quarterly Board of Directors meetings.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2001, there were 100 outstanding shares of our Class A voting stock and 9,231,062 shares of our Class B non-voting common stock. Dr. Jackson is the sole owner of all 100 issued and outstanding shares of our Class A voting common stock. The following table shows, as of December 31, 2001, the beneficial ownership of the Company's common stock by:

         o any persons or entities known by management to beneficially own more than five percent of the outstanding shares of Company common stock;

         o        each director of the Company; and

         o all of the executive officers and directors of the Company as a group.

         The persons named in the following table have sole voting and dispositive powers for all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                   Percent of
                                                                                share of Class B
                                                                                   non-voting
                                                                Beneficial        Common Stock
Name of Beneficial Owner                                        Ownership         Outstanding
-----------------------------------------------------------     -------------     ------------
F. Daniel Jackson, M.D.                                         9,015,000 (1)          98%
Frederick J. Hill                                                   1,000               *
James F. Scarpelli, Jr.                                             4,000 (2)           *

All executive officers and directors as a group (3 persons)     9,020,000 (3)          98%

----------
*    less than 1%

(1) The address for Dr. Jackson is c/o The Imaging Center, Inc., 715 Williams Street, Cumberland, MD 21502. Includes 1,000 shares owned by Dr. Jackson's spouse as to which Dr. Jackson has shared voting and dispositive power, and 14,000 shares owned by entities controlled by Dr. Jackson. Dr. Jackson disclaims all beneficial ownership for the shares held by his spouse.


(2) Includes 1,000 shares owned by Mr. Scarpelli's spouse and 2,000 shares held for the benefit of members of Mr. Scarpelli's immeditate family as to which Mr. Scarpelli has shared voting or dispositive power.

(3) Includes shares owned by or jointly with their spouses and for the benefit of their children.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Jackson is our President, Chief Executive Officer, Chairman of our Board of Directors, and the sole owner of all outstanding shares of our Class A Voting common stock. Accordingly, Dr. Jackson will make all decisions regarding our operations, facilities and future development. Dr. Jackson owns both 100% of the stock of Value Healthcare, Inc. and Imaging Associates of Cumberland, Inc., the companies which lease various items of equipment to us. These transactions were intended to be for fair market value of such equipment, but were not negotiated at arm's length. Dr. Jackson also controls the real estate and building in which our facilities and equipment are located. We lease these facilities under terms we believe to be fair, but not necessarily the same terms as we could have obtained through arm's length negotiations.

         We lease certain of our equipment and our building from Value Healthcare, Inc. and Imaging Associates of Cumberland, Inc. Dr. Jackson controls both of these corporations. Current lease and financing arrangements for the building we occupy and this equipment are described in the following table.


                                              FINANCING/LEASING
     DESCRIPTION                                   TERMS                                   LENDER/LESSOR
Building, 715 Williams       5 year term with right to renew for an additional 5       Imaging Associates of
Street, Cumberland, MD       years. Monthly lease payments are $5,835 per month for    Cumberland, Inc.
                             the first 5-year term and $7,440 for any renewal term.

Ultrasound, Tomography,      5-year term, subject to renegotiation by mutual           Imaging Associates of
Fluoroscopy and X-Ray        consent at any time (but no more than once each year).    Cumberland, Inc.
Equipment                    Monthly lease payments are $8,175 per month. Note:
                             The Ultrasound was traded-in during 2001.

GE Synergy CT Machine        5 year term. Monthly lease payments are $14,500 per       Value Healthcare, Inc.
and Medrad CT Injector       month.

NOTES:
1.  Purchase price was $218,104.
2.  Original cost was $23,300.

         Financing on Our Leased Building and Equipment. There is no debt owed upon the building or any of the equipment and other property we lease from Imaging Associates of Cumberland, Inc. and Value Healthcare, Inc. However, the building, equipment and property, together with other property owned by related or affiliated companies, is pledged to The American Trust Bank as security for a debt of approximately $1,400,000 to that bank. Rents under the leases with these companies were calculated as a monthly amount sufficient to pay the original purchase price of such property over a term of five years, in the case of equipment, or ten years, in the case of the building, plus any taxes on such property.

         Terms of Equipment Leases. The equipment leases with Imaging Associates of Cumberland, Inc. and Value Healthcare, Inc. require us to pledge all collectible accounts receivable as security for full payment of rent throughout the term of the lease. These leases require us to comply with and conform to all national, state, municipal, police and other laws, ordinances and regulations in any way relating to the possession, use or maintenance of the leased equipment. The lessors disclaim any warranties regarding such equipment, express or implied.

         We are obligated to maintain the leased equipment in good repair, condition and working order at our own cost and to bear the risk of any loss or damage to the equipment, repairing or replacing it upon loss or damage. We are required under the leases to maintain insurance against loss of and damage to the equipment for not less than its full replacement value and combined public liability and property damage insurance with limits as approved by the lessor, in both cases naming the lessor as loss payee.

         The leases require us to keep the equipment free and clear of all levies, liens and encumbrances, and to pay when due all license and registration fees, assessments and taxes arising from the use or operation of the equipment. The leases require us to indemnify the lessor against, and hold lessor harmless from, any and all claims, actions, suits, proceedings, costs, expenses, damages and liabilities, including reasonable attorney's fees and costs, arising out of, connected with, or resulting from our use of the leased equipment.

         Terms of Building Lease. The lease covers all of the building located at 715 Williams Street, Cumberland, Maryland, which is generally known as "The Imaging Center." The lease may be renegotiated at any time by mutual consent, but not more than once each calendar year. The leased premises may be used and occupied by us for any lawful purpose which complies with applicable zoning ordinances. Except for assignment to related entities or a purchaser of substantially all our assets, we may not sublease all or any part of the leased premises, or assign the lease in whole or in part without the lessor's consent.

         The lease requires us to make, at our expense, all necessary repairs to the leased premises. We may also make additions, improvements and replacements to the leased premises from time to time as we deem desirable. The lease requires us to pay all general real estate taxes and special assessments coming due during the lease term and all personal property taxes with respect to lessor's personal property, if any, on the leased premises. We are responsible for paying all personal property taxes with respect to our personal property at the leased premises.

         If fire or other casualty resulting from our act or negligence damages the building, our obligation to pay rent will not be diminished or abated while such damages are being repaired. We will also be responsible for the costs of repair not covered by insurance. We must maintain fire and extended coverage insurance on the building and the leased premises in such amounts as approved by lessor. We must also maintain, at our expense, fire and extended coverage insurance on all of our personal property located at the leased premises.

         The lease further requires us to maintain comprehensive general liability insurance with respect to the activities in the building providing not less than $1,000,000 combined single limit coverage for bodily injury, property damage or both. Our comprehensive general liability insurance must name the lessor as an additional insured.

         The lease requires us to pay for water, sewer, gas, electricity, telephone and other services and utilities used by us on the leased premises during the term of the lease.

         We are required to comply with the rules of the building adopted and altered by lessor from time to time.

         If fire, casualty or structural defects damage the leased premises so that it cannot be used for our purposes, we are responsible for repairing the damage promptly, at our expense. We are required to pay rent and other charges while the leased premises are inoperable or unfit for occupancy, or use, in whole or in part, for our purposes.

         The lease is subject and subordinate to any existing or future mortgage, deed of trust or other lien upon the leased premises, including any renewals, refinancing and extensions. The lessor may subordinate the lease to any present or future mortgage, deed of trust or other lien placed upon the leased premises or the building. The building we lease is subject to a mortgage securing a $1,400,000 debt to The American Trust Bank, as discussed above.

ADVANCES

    An affiliate of the principal stockholder has made advances totaling $355,880 as of December 31, 2001. The advances are noninterest bearing and due on demand.

    The principal stockholder has paid certain legal costs in connection with the public offering of our Class B non-voting common stock completed in August 2001. Interest is accruing at the applicable federal rate on the unpaid balance. As of December 31, 2001, $168,075 is due.

    As of December 31, 2001, $15,411 is due to Imaging Associates, Inc. an affiliate of the principal stockholder.

BILLING AND COLLECTION SERVICES

    Pursuant to an agreement with the Company, an affiliate of the principal stockholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the year ended December 31, 2001 and 2000, the Company recorded billing expense totaling $449,979 and $371,246, respectively.

OTHER SERVICES AND TRANSACTIONS

    The principal shareholder and an affiliate of the principal stockholder provide the professional component of the services provided by the Company. By contractual agreement, the principal stockholder and affiliate receive 21.92% (exclusive of the 7.81% paid for billing services) of net realizable billings for the professional services.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


The following exhibits are either included in this report or incorporated herein by reference as indicated below:



Exhibit 3.1 Articles of Incorporation of the Company, included in the Company's Registration Statement on Form SB-1 (Reg. No. 333-89269), is incorporated herein by reference.

Exhibit 3.2 Bylaws of Company, included in the Company's Registration Statement on Form SB-1 (Reg. No. 333-89269), is incorporated herein by reference.

Exhibit 10.1 Commercial Lease Agreement, dated July 1, 1999, between Imaging Associates of Cumberland, Inc. and the Company, included in the Company's Registration Statement on Form SB-1 (Reg. No. 333-89269), is incorporated herein by reference.

Exhibit 10.2 Equipment Lease, dated July 1, 1999, between Imaging Associates of Cumberland, Inc. and the Company, included in the Company's Registration Statement on Form SB-1 (Reg. No. 333-89269), is incorporated herein by reference.

Exhibit 10.3 Equipment Lease, dated July 1, 1999, between Value Healthcare, Inc. and the Company, included in the Company's Registration Statement on Form SB-1 (Reg. No. 333-89269), is incorporated herein by reference.

Exhibit 10.4 Agreement for Technical Services, dated October 14, 1999, between the Company and F. Daniel Jackson, MD., P.A, included in the Company's Registration Statement on Form SB-1 (Reg. No. 333-89269), is incorporated herein by reference.

(b) Reports on Form 8-K.

On November 19, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-k, filed under
Item 4 of that form, reported a change in the Company's certifying accountant.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE IMAGING CENTER, INC.
                                           (Registrant)



             April 1, 2002             By: /s/ F. Daniel Jackson, M.D.
                                           -------------------------------------
                                           F. Daniel Jackson, M.D.
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                 Signature                         Title                               Date
/s/ F. Daniel Jackson, M.D.      Chairman of the Board, President, Chief           April 1, 2002
-----------------------------    Executive Officer and Director
F. Daniel Jackson, M.D.          (Principal Executive Officer)


/s/ Frederick J. Hill            Director                                          April 1, 2002
-----------------------------
Frederick J. Hill


/s/ James F. Scarpelli           Director                                          April 1, 2002
-----------------------------
James F. Scarpelli


/s/ D. Jeanne Starkey            Chief Financial Officer and Treasurer             April 1, 2002
-----------------------------    (Principal Financial and Accounting Officer)
D. Jeanne Starkey