Form 10QSB
period 2002-03-31
IMAGING CENTER INC
filed 2002-05-15
CIK 801811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002            Commission file number 333-89269
                               --------------                                   ---------




                            THE IMAGING CENTER, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


               Maryland                                  52-2167391
               --------                                  ----------
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

         Yes    X       No
               ---          ---

100 shares of The Imaging Center, Inc. Common Stock Class A, par value $.02 per share and 9,231,062 shares of The Imaging Center, Inc. Common Stock Class B, par value $.02 per share, were outstanding as of April 30, 2002.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            THE IMAGING CENTER, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX



Part I.       Financial Information                                                                           Page No.
                                                                                                              --------

                  Item 1.     Financial Statements

                              Balance Sheets at March 31, 2002
                              (unaudited) and December 31, 2001                                                   3

                              Statements  of  Operations  for the  three-
                              months ended March 31,  2002(unaudited) and
                              March 31, 2001 (unaudited)                                                          4

                              Statements  of Cash  Flows  for the  three-
                              months ended March 31, 2002
                              (unaudited) and March 31, 2001
                              (unaudited)                                                                         5

                              Notes to Financial Statements (unaudited)                                           6-7

                  Item 2.     Management's Discussion and Analysis or
                              Plan of Operation                                                                   8-9

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                                   10
                  Item 2.     Changes in Securities and Use of Proceeds                                           10
                  Item 3.     Defaults upon Senior Securities                                                     10
                  Item 4.     Submission of matters to a vote of security holders                                 10
                  Item 5.     Other information                                                                   10
                  Item 6.     Exhibits and Reports on Form 8-K                                                    10


Signatures                                                                                                        11


ITEM 1.
-------

                            THE IMAGING CENTER, INC.
                            ------------------------
                                 BALANCE SHEETS
                                 --------------



                                                                    March 31,              December 31,
                                                                       2002                    2001
                                                                   -----------             -----------
                                                                   (unaudited)

ASSETS

Current assets
       Cash and cash equivalents                                   $        --             $   204,772
       Short term investments                                          360,600                 389,100
       Accounts receivable, net                                      1,870,574               1,528,554
       Other current assets                                              5,198                   5,775
                                                                   -----------             -----------

              Total current assets                                   2,236,372               2,128,201

Property and Equipment, net                                          3,914,792               4,083,250
                                                                   -----------             -----------

              Total assets                                         $ 6,151,164             $ 6,211,451
                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                       $   239,656             $   236,909
       Current portion of capital lease obligations                  1,105,455               1,088,069
       Due to related parties                                          555,545                 539,366
                                                                   -----------             -----------

              Total current liabilities                              1,900,656               1,864,344

       Deferred tax liability                                          219,914                 178,770
       Capital lease obligations less current portion                2,293,362               2,538,495
                                                                   -----------             -----------

              Total liabilities                                      4,413,932               4,581,609
                                                                   -----------             -----------

Stockholders' equity
       Common stock, Class A, par value $.02 per share,
        1,000 authorized; 100 shares issued and outstanding                  2                       2
       Common stock, Class B, par value $.02 per share,
        9,999,000 shares authorized; 9,231,062
          issued and outstanding                                       184,621                 184,621
       Additional paid-in capital                                      293,483                 293,483
       Accumulated other comprehensive income                          (21,148)                  7,352
       Retained earnings                                             1,280,274               1,144,384
                                                                   -----------             -----------

              Total stockholders' equity                             1,737,232               1,629,842
                                                                   -----------             -----------

              Total liabilities and stockholders' equity           $ 6,151,164             $ 6,211,451
                                                                   ===========             ===========


                       See notes to financial statements.

                            THE IMAGING CENTER, INC.
                            ------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                           (Unaudited)
                                                                        Three-months ended
                                                                            March 31,
                                                                ------------------------------------
                                                                   2002                      2001
                                                                -----------              -----------

Revenues                                                        $ 1,082,788              $ 1,266,015

Expenses
     Cost of revenues                                               376,094                  317,357
     General and administrative                                     242,704                  280,988
     Depreciation                                                   195,132                  156,063
                                                                -----------              -----------

Total expenses                                                      813,930                  754,408
                                                                -----------              -----------

Operating income                                                    268,858                  511,607

Other income (expense)
     Interest income                                                  1,136                      712
     Other income                                                     2,082                      410
     Interest expense                                               (62,067)                 (75,404)
                                                                -----------              -----------

Other income (expense)                                              (58,849)                 (74,282)

Income before taxes                                                 210,009                  437,325

Income tax provision                                                (74,119)                (157,145)
                                                                -----------              -----------

Net income                                                      $   135,890              $   280,180
                                                                ===========              ===========

Basic and diluted net income per common share                   $      0.01              $      0.03
                                                                ===========              ===========

Weighted average number of common shares outstanding              9,231,162                8,999,100
                                                                ===========              ===========



                 See notes to financial statements.

                              THE IMAGING CENTER, INC.
                              ------------------------
                              STATEMENTS OF CASH FLOWS
                              ------------------------



                                                                                     (Unaudited)
                                                                                 Three-months ended
                                                                                      March 31,
                                                                          ---------------------------------
                                                                             2002                   2001
                                                                          ---------               ---------

Cash flows from operating activities:
      Net  income                                                         $ 135,890               $ 280,180

Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation                                                      195,132                 156,063
          Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                          (342,020)               (434,900)
              Other current assets                                              577                    --
          Increase (decrease) in:
              Accounts payable and accrued expenses                           2,747                (115,387)
              Due from related party                                         16,179                 169,278
              Deferred tax liability                                         41,144                 157,145
                                                                          ---------               ---------


Net cash provided by operating activities                                    49,649                 212,379
                                                                          ---------               ---------



Cash flows from investing acctivities:
      Purchase of fixed assets                                              (26,674)                     --
                                                                          ---------               ---------

Net cash used in investing activities                                       (26,674)                     --
                                                                          ---------               ---------

Cash flows from financing activities:
      Repayment of notes payable                                           (227,747)               (210,054)
                                                                          ---------               ---------

Net cash used in financing activities                                      (227,747)               (210,054)
                                                                          ---------               ---------

Net (decrease) increase in cash and cash equivalents                       (204,772)                  2,325

Cash and cash equivalents at beginning of period                            204,772                 337,200
                                                                          ---------               ---------

Cash and cash equivalents at end of period                                $      --               $ 339,525
                                                                          =========               =========






                       See notes to financial statements.

                            THE IMAGING CENTER, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         FOR THE THREE-MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


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

In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 2001.

The results of operations for the three-months ended March 31, 2002 are not necessarily indicative of the operating results anticipated for the full year.

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

Net Income per Share
--------------------

Basic net income per share is calculated using the average number of shares outstanding and excludes dilution. Diluted income per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". There were no options outstanding during the three-months ended March 31, 2002 and 2001.

Note B  - Related Party Transactions

Leases
------

The Company leases office space from Imaging Associates, Inc., an affiliate of the principal shareholder. The lease, which commenced in July 1999, requires monthly payments of $5,835 until July 2004. During the three-months ended March 31, 2002 and 2001, the Company recorded rent expense totaling $17,505 and $17,505, respectively, in connection with the office lease.

The Company leases certain medical equipment from Imaging Associates, Inc. and Value Healthcare, Inc., each an affiliate of the principal shareholder. The leases require monthly payments of $22,675. The leases are recorded as capital leases in the accompanying financial statements.

Advances
--------

An affiliate of the principal shareholder has made advances totaling $555,545 as of March 31, 2002. The advances are non-interest bearing and due on demand.

Billing and Collection Services
-------------------------------

Pursuant to an agreement with the Company, an affiliate of the principal shareholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the three-months ended March 31, 2002 and 2001, the Company recorded billing expense totaling $108,306 and $126,634, respectively.

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

FINANCIAL CONDITION

The Company's total assets at March 31, 2002 were $6,151,164, compared with $6,211,451 at December 31, 2001. This decrease was primarily due to the depreciation of property and equipment. Cash and cash equivalents decreased to $0 at March 31, 2002 from $204,772 at December 31, 2001, as a result of the use of cash for operating expenses and the repayment of capital lease obligations.

The Company's total liabilities decreased to $4,413,932 at March 31, 2002 from $4,581,609 at December 31, 2001. Accounts payable and accrued expenses at March 31, 2002 were $239,656 compared with $236,909 at December 31, 2001. Total current liabilities at March 31, 2002 were $1,900,656 compared with $1,864,344 at December 31, 2001. The increase in current liabilities during the period resulted primarily from an increase in the current portion of capital lease obligations. The decrease in total liabilities at March 31, 2002 primarily resulted from a decrease in capital lease obligations less current portion.

Stockholders' equity increased to $1,737,232 at March 31, 2002 from $1,629,842 at December 31, 2001. This increase resulted from the Company's net income of $135,890 for the three-month period ended March 31, 2002 net of changes in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Three-Months Ended March 31, 2002 and 2001
------------------------------------------

Revenues for the three-months ended March 31, 2002 totaled $1,082,788 compared to $1,266,015, for the comparable period of the prior year. This represents a decrease of 14%. The decrease in revenues in this period reflects a decrease in the number of procedures performed by the Company. Cost of revenues expense for the three-months ended March 31, 2002 totaled $376,094, compared to $317,357 for the comparable period of the prior year. This represents an increase of 19%. Cost of revenues expenses increased as a result of increases in personnel and related costs.

General and administrative expense for the three-months ended March 31, 2002 totaled $242,704, compared to $280,988 for the comparable period of the prior year. This represents a decrease of 14%. General and administrative expenses decreased as a result of decreased administrative expenses.

Depreciation expense for the three-months ended March 31, 2002 totaled $195,132 compared to $156,063 for the comparable period of the prior year. This increase is a result of purchases of equipment in the fourth quarter of 2001 and the resulting depreciation during the current period.

The Company had operating income of $268,858 or 25% of revenues for the three-months ended March 31, 2002, compared with operating income of $511,607 or 40% of revenues for the same periods in 2001. This decrease resulted from a decrease in revenues and increases in the cost of sales for the three-month period ended March 31, 2002.

The Company received interest and other income of $1,136 for the three-months ended March 31, 2002, compared with $712 for the same period in 2001. This increase resulted primarily from an increase in interest income as a result of higher investment balances. The Company had interest expense of $62,067 for the three-months ended March 31, 2002, compared to $75,404 for the same periods in 2001. This decrease resulted from the decrease in capital lease obligations in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents totaling $0 and working capital of $391,242 as compared to cash and cash equivalents of $204,772 and working capital of $263,857, respectively, at December 31, 2001. The decrease in the Company's cash balances and increase in working capital were due primarily to the use of cash for operating expenses and the increase in accounts receivable. See also "Financial Condition." The Company anticipates that cash flow from operations and existing cash balances will be adequate to meet the Company's expected cash requirements, other than the purchase of additional equipment, for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

                            THE IMAGING CENTER, INC.
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

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

                                         The Imaging Center, Inc.
                                         ---------------------------------------
                                         (Registrant)


Date:  May 15, 2002                      By: /s/ F. Dan Jackson
                                         ---------------------------------------
                                         F. Daniel Jackson, M.D.
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated :

Date:  May 15, 2002                      /s/ F. Dan Jackson.
                                         ---------------------------------------
                                         F. Daniel Jackson, M.D.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 15, 2002                      /s/ D. Jeanne Starkey
                                         ---------------------------------------
                                         Chief Financial Officer
                                         (Principal Financial Officer)