Form 10QSB
period 2002-06-30
IMAGING CENTER INC
filed 2002-08-14
CIK 801811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002    Commission file number 333-89269
                               -------------



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

100 shares of The Imaging Center, Inc. Common Stock Class A, par value $.02 per share and 9,231,062 shares of The Imaging Center, Inc. Common Stock Class B, par value $.02 per share, were outstanding as of July 31, 2002.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            THE IMAGING CENTER, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

                                      INDEX



Part I.           Financial Information                                                                   Page No.
                                                                                                          --------

                  Item 1.     Financial Statements

                              Balance Sheets at June 30, 2002
                              (unaudited) and December 31, 2001                                              3

                              Statements of Operations for the three-
                              months and six-months ended June 30,
                              2002 (unaudited) and June 30, 2001
                              (unaudited)                                                                    4

                              Statements of Cash Flows for the six-
                              months ended June 30, 2002 (unaudited)
                              and  June  30,  2001 (unaudited)                                               5

                              Notes to Financial Statements (unaudited)                                      6-7

                  Item 2.     Management's Discussion and Analysis or
                              Plan of Operation                                                              8-10

Part II.          Other Information

                  Item 1.     Legal Proceedings                                                              11
                  Item 2.     Changes in Securities and Use of Proceeds                                      11
                  Item 3.     Defaults upon Senior Securities                                                11
                  Item 4.     Submission of matters to a vote of security holders                            11
                  Item 5.     Other information                                                              11
                  Item 6.     Exhibits and Reports on Form 8-K                                               12


Signatures                                                                                                   13


ITEM 1.
-------
                            THE IMAGING CENTER, INC.
                            ------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                                       June 30,           December 31,
                                                                                         2002                 2001
                                                                                         ----                 ----
                                                                                      (unaudited)
ASSETS
------
Current assets
       Cash and cash equivalents                                                      $     36,432         $   204,772
       Short term investments                                                              261,000             389,100
       Accounts receivable, net                                                          1,949,663           1,528,554
       Other current assets                                                                  4,620               5,775
                                                                                       -----------         -----------
              Total current assets                                                       2,251,715           2,128,201

Property and Equipment, net                                                              3,719,659           4,083,250
                                                                                       -----------         -----------
              Total assets                                                             $ 5,971,374           6,211,451
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
       Accounts payable and accrued expenses                                           $   143,782             236,909
       Current portion of capital lease obligations                                      1,116,831           1,088,069
       Due to related parties                                                              573,865             539,366
                                                                                       -----------         -----------
              Total current liabilities                                                  1,834,478           1,864,344

       Deferred tax liability                                                              158,334             178,770
       Capital lease obligations less current portion                                    2,175,033           2,538,495
                                                                                       -----------         -----------
              Total liabilities                                                          4,167,845           4,581,609
                                                                                       -----------         -----------
Stockholders' equity
       Common stock, Class A, par value $.02 per share,
        1,000 authorized; 100 shares issued and outstanding                                      2                   2
       Common stock, Class B, par value $.02 per share,
        9,999,000 shares authorized; 9,231,062
          issued and outstanding                                                           184,621             184,621
       Additional paid-in capital                                                          293,483             293,483
       Accumulated other comprehensive income                                             (120,748)
                                                                                                                 7,352
       Retained earnings                                                                 1,446,171           1,144,384
                                                                                       -----------         -----------
              Total stockholders' equity                                                 1,803,529           1,629,842
                                                                                       -----------         -----------
              Total liabilities and stockholders' equity                               $ 5,971,374         $ 6,211,451
                                                                                       ===========         ===========

                       See notes to financial statements.

                      THE IMAGING CENTER, INC.
                      ------------------------
                      STATEMENTS OF OPERATIONS
                      ------------------------

                                                                       (Unaudited)                        (Unaudited)
                                                                    Three-months ended                  Six-months ended
                                                                         June 30,                           June 30,
                                                                 -------------------------------------------------------------------
                                                                    2002            2001               2002          2001
Revenues                                                        $ 1,151,754       1,115,980     $   2,234,542    $ 2,381,995

Expenses
     Cost of revenues                                               422,870         370,554           798,964        687,911
     General and administrative                                     258,322         215,051           501,026        496,039
     Depreciation                                                   195,133         156,063           390,265        312,126
                                                                -----------     -----------     -------------    -----------
Total expenses                                                      876,325         741,668         1,690,255      1,496,076
                                                                -----------     -----------     -------------    -----------
Operating income                                                    275,429         374,312           544,287        885,919

Other income (expense)
     Interest income                                                    439             542             1,575          1,254
     Other income                                                     3,024           3,650             5,106          4,060
     Interest expense                                               (36,379)        (72,454)          (98,446)      (147,858)
                                                                -----------     -----------     -------------    -----------
Other income (expense)                                              (32,916)        (68,262)          (91,765)      (142,544)

Income before taxes                                                 242,513         306,050           452,522        743,375

Income tax provision                                                (76,616)       (142,800)         (150,735)      (299,945)
                                                                -----------     -----------     -------------    -----------
Net income                                                      $   165,897         163,250     $     301,787    $   443,430
                                                                ===========     ===========     =============    ===========
Basic and diluted net income per common share                   $      0.02            0.02     $        0.03    $      0.05
                                                                ===========     ===========     =============    ===========
Weighted average number of common shares outstanding              9,231,162       8,999,100         9,231,162      8,999,100
                                                                ===========     ===========     =============    ===========



                 See notes to financial statements.

                            THE IMAGING CENTER, INC.
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                      (Unaudited)
                                                                   Six-months ended
                                                                        June 30,
                                                             -------------------------------
                                                                  2002              2001
                                                                  ----              ----
Cash flows from operating activities:
      Net  income                                               $ 301,787          $ 443,430

Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation                                            390,265            312,126
          Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                (421,109)          (645,713)
              Other current assets                                  1,155              1,994
          Increase (decrease) in:
              Accounts payable and accrued expenses               (93,127)            86,729
              Due from related party                               34,499             25,008
              Deferred tax liability                              (20,436)            47,367
                                                                ---------          ---------
Net cash provided by operating activities                         193,034            270,941
                                                                ---------          ---------
Cash flows from investing acctivities:
      Purchase of fixed assets
                                                                  (26,674)                --
                                                                ---------          ---------
Net cash used in investing activities
                                                                  (26,674)                --
                                                                ---------          ---------
Cash flows from financing activities:
      Repayment of capital lease obligations                     (334,700)          (424,531)
                                                                ---------          ---------
Net cash used in financing activities                            (334,700)          (424,531)
                                                                ---------          ---------
Net decrease in cash and cash equivalents                        (168,340)          (153,590)

Cash and cash equivalents at beginning of period                  204,772            337,200
                                                                ---------          ---------
Cash and cash equivalents at end of period                      $  36,432          $ 183,610
                                                                =========          =========

                       See notes to financial statements.

                            THE IMAGING CENTER, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
  FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

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

The results of operations for the three-months and six-months ended June 30, 2002 are not necessarily indicative of the operating results anticipated for the full year.

Revenue Recognition
-------------------

Revenue is recognized as services are provided, net of contractual allowances with third party insurance providers and a predetermined fee agreement with the Company's principal shareholder. Pursuant to the agreement, the Company records revenues at 78.08% of net realizable billings.

Property and Equipment
----------------------

Property and equipment are stated at cost and consist primarily of medical equipment. Depreciation is provided for in sufficient amounts to relate the cost of depreciable assets to operations over their estimated service lives, ranging from five to seven years.

Income Taxes
------------

The provision for income taxes presented in the statements of operations is based upon the estimated effective tax rate for the year, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

Net Income per Share
--------------------

Basic net income per share is calculated using the average number of shares outstanding and excludes dilution. Diluted income per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". There were no options outstanding during the six-months ended June 30, 2002 and 2001.

Note B - Related Party Transactions

Leases
------

The Company leases office space from Imaging Associates, Inc., an affiliate of the principal shareholder. The lease, which commenced in July 1999, requires monthly payments of $5,835 until July 2004. During the three-months ended June 30, 2002 and 2001, the Company recorded rent expense totaling $17,505 and $17,505, respectively, in connection with the office lease. During the six-months ended June 30, 2002 and 2001, the Company recorded rent expense totaling $35,010 and $35,010, respectively, in connection with the office lease.

The Company leases certain medical equipment from Imaging Associates, Inc. and Value Healthcare, Inc., each an affiliate of the principal shareholder. The leases require monthly payments of $22,675. The leases are recorded as capital leases in the accompanying financial statements.

Advances
--------

An affiliate of the principal shareholder has made advances totaling $573,865 as of June 30, 2002. The advances are non-interest bearing and due on demand.

Billing and Collection Services
-------------------------------

Pursuant to an agreement with the Company, an affiliate of the principal shareholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the three-months ended June 30, 2002 and 2001, the Company recorded billing expense totaling $105,704 and $111,627, respectively. During the six-months ended June 30, 2002 and 2001, the Company recorded billing expense totaling $214,010 and $238,261, respectively.

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

FINANCIAL CONDITION

The Company's total assets at June 30, 2002 were $5,971,374, compared with $6,211,451 at December 31, 2001. This decrease was primarily due to the depreciation of property and equipment and a decrease in cash and cash equivalents and investments, net of an increase in accounts receivables.

Cash and cash equivalents decreased to $36,432 at June 30, 2002 from $204,772 at December 31, 2001, as a result of the use of cash for operating expenses and the repayment of capital lease obligations. Short term investments decreased to $261,000 at June 30, 2002 from $389,100 at December 31, 2001, as a result of unrealized losses.

The Company's total liabilities decreased to $4,167,845 at June 30, 2002 from $4,581,609 at December 31, 2001. Accounts payable and accrued expenses at June 30, 2002 were $143,782 compared with $236,909 at December 31, 2001. Total current liabilities at June 30, 2002 were $1,834,478 compared with $1,864,344 at December 31, 2001. The decrease in current liabilities during the period resulted primarily from a decrease in accounts payable. The decrease in total liabilities at June 30, 2002 primarily resulted from a decrease in capital lease obligations less current portion.

Stockholders' equity increased to $1,803,529 at June 30, 2002 from $1,629,842 at December 31, 2001. This increase resulted from the Company's net income of $301,787 for the six-month period ended June 30, 2002 net of changes in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2002 and 2001
-----------------------------------------

Revenues for the three-months ended June 30, 2002 totaled $1,151,754 compared to $1,115,980, for the comparable period of the prior year. This represents an increase of 3%. The increase in revenues in this period reflects an increase in the number of procedures performed by the Company. The Company does not anticipate that the number of procedures performed in the third quarter of 2002 will be greater than the prior year period. Cost of revenues expense for the three-months ended June 30, 2002 totaled $422,870, compared to $370,554 for the comparable period of the prior year. This represents an increase of 14%. Cost of revenues expenses increased as a result of increases in personnel and related costs.

General and administrative expense for the three-months ended June 30, 2002 totaled $258,322, compared to $215,051 for the comparable period of the prior year. This represents an increase of 20%. General and administrative expenses increased as a result of increases in personnel and related costs, recruiting services, professional services, and other administrative expenses.

Depreciation expense for the three-months ended June 30, 2002 totaled $195,133 compared to $156,063 for the comparable period of the prior year. This represents an increase of 25%. Depreciation increased as a result of purchases of equipment in the fourth quarter of 2001 and the resulting depreciation during the current period.

The Company had operating income of $275,429 or 24% of revenues for the three-months ended June 30, 2002, compared with operating income of $374,312 or 34% of revenues for the same periods in 2001. This represents an increase in expenses of 18% for the three-month period ended June 30, 2002 as described above.

The Company received interest and other income of $439 for the three-months ended June 30, 2002, compared with $542 for the same period in 2001. The Company had interest expense of $36,379 for the three-months ended June 30, 2002, compared to $72,454 for the same periods in 2001. This decrease resulted from the decrease in capital lease obligations in 2001.

Six-Months Ended June 30, 2002 and 2001
---------------------------------------

Revenues for the six-months ended June 30, 2002 totaled $2,234,542 compared to $2,381,995, for the comparable period of the prior year. This represents a decrease of 6%. The decrease in revenues in this period reflects a decrease in the number of procedures performed by the Company in the first quarter of 2002. The Company does not anticipate that the number of procedures performed in the third quarter of 2002 will be greater than the prior year period. Cost of revenues expense for the six-months ended June 30, 2002 totaled $798,964, compared to $687,911 for the comparable period of the prior year. This represents an increase of 16%. Cost of revenues expenses increased as a result of increases in personnel and related costs.

General and administrative expense for the six-months ended June 30, 2002 totaled $501,026, compared to $496,039 for the comparable period of the prior year. This represents an increase of 1%. General and administrative expenses increased as a result of increases in personnel and related costs, recruiting services, professional services, and other administrative expenses.

Depreciation expense for the six-months ended June 30, 2002 totaled $390,265 compared to $312,126 for the comparable period of the prior year. This represents an increase of 25%. Depreciation increased as a result of purchases of equipment in the fourth quarter of 2001 and the resulting depreciation during the current period.

The Company had operating income of $544,287 or 24% of revenues for the six-months ended June 30, 2002, compared with operating income of $885,919 or 37% of revenues for the same periods in 2001. This represents an increase in expenses of 13% for the six-month period ended June 30, 2002 as described above.

The Company received interest and other income of $1,575 for the six-months ended June 30, 2002, compared with $1,254 for the same period in 2001. The Company had interest expense of $98,446 for the six-months ended June 30, 2002, compared to $147,858 for the same periods in 2001. This decrease resulted from the decrease in capital lease obligations in 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Company to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Company's financial condition and results of operations. The Company believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

         o The Company recognizes revenue as services are provided, net of contractual allowances with third party insurance providers and a predetermined fee arrangement with the Company's principal shareholder

         o The Company records its property and equipment at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash and cash equivalents totaling $36,432 and working capital of $417,237 as compared to cash and cash equivalents of $204,772 and working capital of $263,857, respectively, at December 31, 2001. The decrease in the Company's cash balances and increase in working capital were due primarily to the use of cash for operating expenses and the increase in accounts receivable. See also "Financial Condition." The Company anticipates that cash flow from operations and existing cash balances will be adequate to meet the Company's expected cash requirements, other than the purchase of additional equipment, for the next twelve months. There can be no assurances that unforeseen events may not require more working capital than the Company has at its disposal.

                            THE IMAGING CENTER, INC.
                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults upon Senior Securities

                  None

Item 4.    Submission of matters to a vote of security holders

           The Company held its annual meeting on July 13, 2002 at 9:30 a.m., Eastern Daylight Savings Time, at The Imaging Center located at 715 Williams Street, Cumberland, Maryland 21501.

           The Company received the following shares voted for the election of directors:

                                       For        %        Against     %
                F. Daniel Jackson      100       100%         0        0%
                Frederick J. Hill      100       100%         0        0%
                James F. Scarpelli     100       100%         0        0%

           The Company received the following shares voted for ratification of Reznick Fedder & Silverman, P.C. as the independent auditors of the Company for the fiscal year ending December 31, 2002:

                                       For        %        Against     %
                                       100       100%         0        0%

Item 5.    Other information

                  None

Item 6.    Exhibits and Reports on Form 8-K


               ---------------------------------------------------------------------------------------------------------
               Exhibit 99.1              Certification dated August 14, 2002          Certification Pursuant to 18
                                                                                      U.S.C. Section 1350, As Adopted
                                                                                      Pursuant to Section 906 of The
                                                                                      Sarbanes-Oxley Act of 2002


               ---------------------------------------------------------------------------------------------------------
               Exhibit 99.2              Certification dated August 14, 2002          Certification Pursuant to 18
                                                                                      U.S.C. Section 1350, As Adopted
                                                                                      Pursuant to Section 906 of The
                                                                                      Sarbanes-Oxley Act of 2002

               ---------------------------------------------------------------------------------------------------------



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The Imaging Center, Inc.
                                           ------------------------------------
                                           (Registrant)

Date:  August 14, 2002                     By: /s/ F. Dan Jackson
                                           ------------------------------------
                                           F. Daniel Jackson, M.D.
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  August 14, 2002                     /s/ F. Dan Jackson.
                                           -------------------------------------
                                           F. Daniel Jackson, M.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  August 14, 2002                     /s/ D. Jeanne Starkey
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)