Form 10QSB
period 2002-09-30
IMAGING CENTER INC
filed 2002-11-19
CIK 801811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period                        Commission file number 333-89269
ended September 30, 2002
      ------------------



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

100 shares of The Imaging Center, Inc. Common Stock Class A, par value $.02 per share, and 9,231,062 shares of The Imaging Center, Inc. Common Stock Class B, par value $.02 per share, were outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                            THE IMAGING CENTER, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX


Part I.   Financial Information                                         Page No.
                                                                        --------

            Item 1.   Financial Statements

                         Balance Sheets at September 30, 2002
                         (unaudited) and December 31, 2001                   3

                         Statements of Operations for the three-months
                         and nine-months ended September 30, 2002
                         (unaudited) and September 30, 2001 (unaudited)      4

                         Statements of Cash Flows for the nine-months
                         ended September 30, 2002 (unaudited) and
                         September 30, 2001 (unaudited)                      5

                         Notes to Financial Statements (unaudited)          6-7

            Item 2.   Management's Discussion and Analysis or Plan
                      of Operation                                          8-10

            Item 3.   Controls and Procedures                                11

Part II.  Other Information

            Item 1.   Legal Proceedings                                      12
            Item 2.   Changes in Securities and Use of Proceeds              12
            Item 3.   Defaults upon Senior Securities                        12
            Item 4.   Submission of matters to a vote of security holders    12
            Item 5.   Other information                                      12
            Item 6.   Exhibits and Reports on Form 8-K                       12

Signatures                                                                   13

Certifications                                                             14-15

ITEM 1.


                         THE IMAGING CENTER, INC.
                              BALANCE SHEETS



                                                                                  September 30,         December 31,
                                                                                      2002                  2001
                                                                                  -------------         ------------
                                                                                  (unaudited)

ASSETS

Current assets
       Cash and cash equivalents                                                  $        --         $   204,772
       Short term investments                                                         207,200             389,100
       Accounts receivable, net                                                     2,309,589           1,528,554
       Other current assets                                                             2,888               5,775
                                                                                  -----------         -----------

              Total current assets                                                  2,519,677           2,128,201

Property and Equipment, net                                                         3,524,527           4,083,250
                                                                                  -----------         -----------

              Total assets                                                        $ 6,044,204         $ 6,211,451
                                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                                      $   281,844         $   236,909
       Current portion of capital lease obligations                                 1,131,528           1,088,069
       Due to related parties                                                         590,308             539,366
                                                                                  -----------         -----------

              Total current liabilities                                             2,003,680           1,864,344

       Deferred tax liability                                                         128,171             178,770
       Capital lease obligations less current portion                               2,008,852           2,538,495
                                                                                  -----------         -----------

              Total liabilities                                                     4,140,703           4,581,609
                                                                                  -----------         -----------


Stockholders' equity
       Common stock, Class A, par value $.02 per share,
        1,000 authorized; 100 shares issued and outstanding                                 2                   2
       Common stock, Class B, par value $.02 per share,
        9,999,000 shares authorized; 9,231,062
          issued and outstanding                                                      184,621             184,621
       Additional paid-in capital                                                     293,483             293,483
       Accumulated other comprehensive income (loss)                                 (174,548)              7,352
       Retained earnings                                                            1,599,943           1,144,384
                                                                                  -----------         -----------

              Total stockholders' equity                                            1,903,501           1,629,842
                                                                                  -----------         -----------

              Total liabilities and stockholders' equity                          $ 6,044,204         $ 6,211,451
                                                                                  ===========         ===========




                    See notes to financial statements.

                      THE IMAGING CENTER, INC.
                      STATEMENTS OF OPERATIONS



                                                                     (Unaudited)                         (Unaudited)
                                                                  Three-months ended                   Nine-months ended
                                                                     September 30,                       September 30,
                                                             -----------------------------       -----------------------------
                                                                 2002             2001               2002              2001
                                                             -----------       -----------       -----------       -----------

Revenues                                                     $ 1,100,803       $   979,002       $ 3,335,345       $ 3,360,997

Expenses
     Cost of revenues                                            404,552           322,794         1,203,516         1,010,705
     General and administrative                                  233,571           201,675           734,597           697,714
     Depreciation                                                195,132           156,063           585,397           468,189
                                                             -----------       -----------       -----------       -----------
Total expenses                                                   833,255           680,532         2,523,510         2,176,608
                                                             -----------       -----------       -----------       -----------

Operating income                                                 267,548           298,470           811,835         1,184,389

Other income (expense)
     Interest income                                                 124             3,216             1,699             4,470
     Other income                                                  2,626             1,528             7,732             5,588
     Interest expense                                            (42,475)          (65,462)         (140,921)         (213,320)
                                                             -----------       -----------       -----------       -----------

Other income (expense)                                           (39,725)          (60,718)         (131,490)         (203,262)

Income before taxes                                              227,823           237,752           680,345           981,127

Income tax provision                                             (74,051)          (84,077)         (224,786)         (384,022)
                                                             -----------       -----------       -----------       -----------

Net income                                                   $   153,772       $   153,675       $   455,559       $   597,105
                                                             ===========       ===========       ===========       ===========

Basic and diluted net income per common share                $      0.02       $      0.02       $      0.05       $      0.07
                                                             ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding           9,231,162         9,152,967         9,231,162         9,050,953
                                                             ===========       ===========       ===========       ===========



                 See notes to financial statements.

                              THE IMAGING CENTER, INC.
                              STATEMENTS OF CASH FLOWS



                                                                                              (Unaudited)
                                                                                           Nine-months ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                       2002                 2001
                                                                                    ---------            ---------

Cash flows from operating activities:
      Net  income                                                                   $ 455,559            $ 597,105

Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                585,397              468,189
          Changes in operating assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                    (781,035)            (825,392)
              Other current assets                                                      2,887                   --
          Increase (decrease) in:
              Accounts payable and accrued expenses                                    44,935               88,439
              Due to related parties                                                   50,942              206,244
              Deferred tax liability                                                  (50,599)              71,051
                                                                                    ---------            ---------

Net cash provided by operating activities                                             308,086              605,636
                                                                                    ---------            ---------

Cash flows from investing activities:
      Short-term investments                                                               --             (381,747)
      Purchase of fixed assets                                                        (26,674)                  --
                                                                                    ---------            ---------

Net cash used in investing activities                                                 (26,674)            (381,747)
                                                                                    ---------            ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                               --              298,124
      Repayment of capital lease obligations                                         (486,184)            (643,556)
                                                                                    ---------            ---------

Net cash used in financing activities                                                (486,184)            (345,432)
                                                                                    ---------            ---------

Net decrease in cash and cash equivalents                                            (204,772)            (121,543)

Cash and cash equivalents at beginning of period                                      204,772              337,200
                                                                                    ---------            ---------

Cash and cash equivalents at end of period                                          $      --            $ 215,657
                                                                                    =========            =========


Significant non-cash financing activitiy:
      Offering costs included in due to related parties                             $      --            $ 166,000
                                                                                    =========            =========


                         See notes to financial statements.

                            THE IMAGING CENTER, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
     FOR THE THREE-MONTHS AND NINE-MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

Note A - Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.

In the opinion of management, the accompanying condensed financial statements reflect all necessary adjustments and reclassifications that are necessary for fair presentation for the periods presented. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 2001.

The results of operations for the three-months and nine-months ended September 30, 2002 are not necessarily indicative of the operating results anticipated for the full year.

Revenue Recognition
-------------------

Revenue is recognized as services are provided, net of contractual allowances with third party insurance providers and a predetermined fee agreement with the Company's principal stockholder. Pursuant to the agreement, the Company records revenues at 78.08% of net realizable billings.

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

Net Income per Share
--------------------

Basic net income per share is calculated using the average number of shares outstanding and excludes dilution. Diluted income per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding options using the "treasury stock method". There were no options outstanding during the nine-months ended September 30, 2002 and 2001.

Note B - Related Party Transactions

Leases
------

The Company leases office space from Imaging Associates, Inc., an affiliate of the principal stockholder. The lease, which commenced in July 1999, requires monthly payments of $5,835 until July 2004. During the three-months ended September 30, 2002 and 2001, the Company recorded rent expense totaling $17,505 and $17,505, respectively, in connection with the office lease. During the nine-months ended September 30, 2002 and 2001, the Company recorded rent expense totaling $52,515 and $52,515, respectively, in connection with the office lease.

The Company leases certain medical equipment from Imaging Associates, Inc. and Value Healthcare, Inc., each an affiliate of the principal stockholder. The leases require monthly payments of $22,675. The leases are recorded as capital leases in the accompanying financial statements.

Advances
--------

An affiliate of the principal stockholder has made advances totaling $590,308 as of September 30, 2002. The advances are non-interest bearing and due on demand.

Billing and Collection Services
-------------------------------

Pursuant to an agreement with the Company, an affiliate of the principal stockholder provides billing and collection services for the Company. As consideration, the affiliate receives a fee of 7.81% of net realizable billings. During the three-months ended September 30, 2002 and 2001, the Company recorded billing expense totaling $118,842 and $102,208, respectively. During the nine-months ended September 30, 2002 and 2001, the Company recorded billing expense totaling $332,852 and $340,468, respectively.

Other Services and Transactions
-------------------------------

The principal stockholder and an affiliate of the principal stockholder provide the professional component of the services provided by the Company. By contractual agreement, the principal stockholder and affiliate receive an aggregate of 21.92% (exclusive of the 7.81% paid for billing services) of realizable billings for the professional services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

This item should be read in conjunction with the unaudited financial statements and notes thereto of the Company contained in Item 1 of this report.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. These factors include, but are not limited to, the following: the Company's lack of history; uncertainties related to the Company's limited capital resources; the Company's lack of product diversification; the Company's dependence on its principal stockholder and affiliates of the principal stockholder; the Company's reliance on key personnel; and competition. The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

The Company's total assets at September 30, 2002 were $6,044,204, compared with $6,211,451 at December 31, 2001. This decrease was primarily due to the depreciation of property and equipment and a decrease in cash and cash equivalents and investments, net of an increase in accounts receivables.

Cash and cash equivalents decreased to $0 at September 30, 2002 from $204,772 at December 31, 2001, as a result of the use of cash for operating expenses and the repayment of capital lease obligations. Short term investments decreased to $207,200 at September 30, 2002 from $389,100 at December 31, 2001, as a result of unrealized losses.

The Company's total liabilities decreased to $4,140,703 at September 30, 2002 from $4,581,609 at December 31, 2001. Accounts payable and accrued expenses at September 30, 2002 were $281,844 compared with $236,909 at December 31, 2001. Total current liabilities at September 30, 2002 were $2,003,680 compared with $1,864,344 at December 31, 2001. The increase in current liabilities during the period resulted primarily from an increase in accounts payables and accrued expenses, and amounts due to related parties. The decrease in total liabilities at September 30, 2002 primarily resulted from the repayment of capital lease obligations.

Stockholders' equity increased to $1,903,501 at September 30, 2002 from $1,629,842 at December 31, 2001. This increase resulted from the Company's net income of $455,559 for the nine-month period ended September 30, 2002 net of decreases in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2002 and 2001
----------------------------------------------

Revenues for the three-months ended September 30, 2002 totaled $1,100,803 compared to $979,002, for the comparable period of the prior year. This represents an increase of 12%. The increase in revenues in this period reflects an increase in the number of procedures performed by the Company. Cost of revenues expense for the three-months ended September 30, 2002 totaled $404,552, compared to $322,794 for the comparable period of the prior year. This represents an increase of 25%. Cost of revenues expenses increased as a result of increases in personnel and related costs.

General and administrative expense for the three-months ended September 30, 2002 totaled $233,571, compared to $201,675 for the comparable period of the prior year. This represents an increase of 16%. General and administrative expenses increased as a result of increases in personnel and related costs, professional services, and other administrative expenses.

Depreciation expense for the three-months ended September 30, 2002 totaled $195,132 compared to $156,063 for the comparable period of the prior year. This represents an increase of 25%. Depreciation increased as a result of purchases of equipment in the fourth quarter of 2001 and the resulting depreciation during the current period.

The Company had operating income of $267,548 or 24% of revenues for the three-months ended September 30, 2002, compared with operating income of $298,470 or 30% of revenues for the same periods in 2001. This resulted from an increase in total expenses of 22% for the three-month period ended September 30, 2002 as described above.

The Company received interest and other income of $2,750 for the three-months ended September 30, 2002, compared with $4,744 for the same period in 2001. The Company had interest expense of $42,475 for the three-months ended September 30, 2002, compared to $65,462 for the same periods in 2001. This decrease resulted from the decrease in capital lease obligations in 2002.

Nine-months Ended September 30, 2002 and 2001
---------------------------------------------

Revenues for the nine-months ended September 30, 2002 totaled $3,335,345 compared to $3,360,997, for the comparable period of the prior year. This represents a decrease of 1%. The decrease in revenues in this period reflects a decrease in the number of procedures performed by the Company in the first quarter of 2002. Cost of revenues expense for the nine-months ended September 30, 2002 totaled $1,203,516, compared to $1,010,705 for the comparable period of the prior year. This represents an increase of 19%. Cost of revenues expenses increased as a result of increases in personnel and related costs.

General and administrative expense for the nine-months ended September 30, 2002 totaled $734,597, compared to $697,714 for the comparable period of the prior year. This represents an increase of 5%. General and administrative expenses increased as a result of increases in personnel and related costs, recruiting services, professional services, and other administrative expenses.

Depreciation expense for the nine-months ended September 30, 2002 totaled $585,397 compared to $468,189 for the comparable period of the prior year. This represents an increase of 25%. Depreciation increased as a result of purchases of equipment in the fourth quarter of 2001 and the resulting depreciation during the current period.

The Company had operating income of $811,835 or 24% of revenues for the nine-months ended September 30, 2002, compared with operating income of $1,184,389 or 35% of revenues for the same periods in 2001. This resulted from an increase in total expenses of 16% for the nine-month period ended September 30, 2002 as described above.

The Company received interest and other income of $9,431 for the nine-months ended September 30, 2002, compared with $10,058 for the same period in 2001. The Company had interest expense of $140,921 for the nine-months ended September 30, 2002, compared to $213,320 for the same periods in 2001. This decrease resulted from the decrease in capital lease obligations in 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Company to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 2 to the financial statements, that are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 and in Note A to the financial statements included in this report. The following aspects of those accounting policies that may require subjective or complex judgments and that are most important to the portrayal of the Company's financial condition and results of operations. The Company believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

         o The Company recognizes revenue as services are provided, net of contractual allowances with third party insurance providers and a predetermined fee arrangement with the Company's principal stockholder; and

         o The Company records its property and equipment at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash and cash equivalents totaling $0 and working capital of $515,997 as compared to cash and cash equivalents of $204,772 and working capital of $263,857, respectively, at December 31, 2001. The decrease in the Company's cash balances and increase in working capital were due primarily to the use of cash for operating expenses and the increase in accounts receivable. See also "Financial Condition." The Company anticipates that cash flow from operations and existing cash balances will be adequate to meet the Company's expected cash requirements, other than the purchase of additional equipment, for the next twelve months. The Company has been able to satisfy its equipment purchasing needs through capital leases. There can be no assurances that unforeseen events may require more working capital than the Company has at its disposal.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

Within 90 days of the filing date of this quarterly report, the Company, under the supervision of the Company's principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                            THE IMAGING CENTER, INC.
                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On September 3, 2002, an antitrust suit was filed by The Imaging Center, Inc. and two related parties (Imaging Associates, Inc. & F. Daniel Jackson, MD, PA.) in U.S. District Court for District of Maryland, Northern Division against Western Maryland Health Systems, Tri-State Radiology, P.C. & M.S. Kim, MD seeking monetary damages of $20 million, punitive damages, and injunctive relief to eliminate behavior by defendants resulting in violations of Federal and state antitrust laws. To date, no additional action has taken place and responses have not been received by all defendants. At this time, the outcome of the suit is indeterminable.

Item 2.    Changes in Securities

                  None

Item 3.    Defaults upon Senior Securities

                  None

Item 4.    Submission of matters to a vote of security holders

                  None

Item 5.    Other information

                  None

Item 6.    Exhibits and Reports on Form 8-K


               -------------------------------------------------------------------------------------------------------
               Exhibit 99.1              Certification dated November 19,             Certification Pursuant to 18
                                         2002                                         U.S.C. Section 1350, As Adopted
                                                                                      Pursuant to Section 906 of The
                                                                                      Sarbanes-Oxley Act of 2002
                                                                                      (filed herewith)

               -------------------------------------------------------------------------------------------------------
               Exhibit 99.2              Certification dated November 19,             Certification Pursuant to18
                                         2002                                         U.S.C. Section 1350, As Adopted
                                                                                      Pursuant to Section 906 of The
                                                                                      Sarbanes-Oxley Act of 2002
                                                                                      (filed herewith)

               -------------------------------------------------------------------------------------------------------


                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           The Imaging Center, Inc.
                                           -------------------------------------
                                           (Registrant)

Date:  November 19, 2002                   By: /s/ F. Daniel Jackson
                                           -------------------------------------
                                           F. Daniel Jackson, M.D.
                                           President and Chief Executive Officer




Date:  November 19, 2002                   /s/ F. Daniel Jackson.
                                           -------------------------------------
                                           F. Daniel Jackson, M.D.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 19, 2002                   /s/ D. Jeanne Starkey
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  CERTIFICATION

I, F. Daniel Jackson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Imaging Center, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                           /s/ F. Daniel Jackson
                                           -------------------------------------
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Jeanne Starkey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Imaging Center, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002

                                                     /s/ Jeanne Starkey
                                                     ---------------------------
                                                     Principal Financial Officer